Form 10-Q
period 2019-03-31
Applied Therapeutics Inc.
filed 2019-06-21
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-38898

Applied Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3405262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

340 Madison Avenue, 19th Floor

New York, New York 10173

(212) 220-9226

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	APLT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 14, 2019, the registrant had 17,052,202 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would,” or similar expressions, or the negative or plural of these words or expressions. These forward-looking statements include statements concerning the following:

•	our plans to develop and commercialize our product candidates;
•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our ability to take advantage of expedited regulatory pathways for any of our product candidates;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to successfully acquire or in‑license additional product candidates on reasonable terms;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our ability to obtain regulatory approval of our current and future product candidates;
•	our expectations regarding the potential market size and the rate and degree of market acceptance of such product candidates;
•	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
•	the implementation of our business model and strategic plans for our business and product candidates;
•	our intellectual property position and the duration of our patent rights;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	our expectations regarding government and third‑party payor coverage and reimbursement;
•	our ability to compete in the markets we serve;
•	the impact of government laws and regulations and liabilities thereunder;
•	developments relating to our competitors and our industry; and
•	other factors that may impact our financial results.

These statements are only current predictions and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those anticipated by the forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” and elsewhere in this report. In light of the significant uncertainties in these forward looking statements, you should not rely upon forward looking statements as predictions of future events.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we are under no duty to update or revise any of the forward-looking statements in this report, whether as a result of new information, future events or otherwise, after the date of this report.

Unless the context otherwise requires, the terms “Applied,” “Applied Therapeutics,” “the company,” “we,” “us,” “our” and similar references in this Quarterly Report on Form 10-Q refer to Applied Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	As of	As of
	March 31,	December 31,
	2019	2018
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,686	$18,748
Prepaid expenses and other current assets	2,186	1,498
Total current assets	16,872	20,246
TOTAL ASSETS	$16,872	$20,246
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	2,649	3,015
Accrued expenses and other current liabilities	3,679	1,413
Total current liabilities	6,328	4,428
Total liabilities	6,328	4,428
Series A convertible preferred stock, $0.0001 par value; 3,093,898 shares authorized at March 31, 2019 and December 31, 2018; 3,093,898 shares issued and outstanding at March 31, 2019 and December 31, 2018; liquidation preference of $7,000 at March 31, 2019 and December 31, 2018;	6,254	6,254
Series B convertible preferred stock, $0.0001 par value; 7,790,052 shares authorized as of March 31, 2019 and December 31, 2018; 4,444,773 and 4,001,848 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively; liquidation preference of $33,281 and $29,964 as of March 31, 2019 and December 31, 2018, respectively;	32,207	29,156
STOCKHOLDERS’ DEFICIT:
Common stock, $0.0001 par value; 20,441,982 shares authorized as of March 31, 2019 and December 31, 2018; 5,513,531 shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	2,070	1,665
Accumulated deficit	(29,987)	(21,257)
Total stockholders’ deficit	(27,917)	(19,592)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$16,872	$20,246

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
OPERATING EXPENSES:
Research and development	$6,874	$1,448
General and administrative	1,855	$420
Total operating expenses	8,729	$1,868
LOSS FROM OPERATIONS	(8,729)	$(1,868)
OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	(1)	$(281)
Other expense	—	$(186)
Total other income (expense), net	(1)	$(467)
Net loss	$(8,730)	$(2,335)
Net loss attributable to common stockholders—basic and diluted	$(8,730)	$(2,335)
Net loss per share attributable to common stockholders—basic and diluted	$(1.58)	$(0.43)
Weighted-average common stock outstanding—basic and diluted	5,513,531	5,458,450

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Convertible		Convertible		$0.0001		Additional		Total
	Preferred Stock		Preferred Stock		Par value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, January 1, 2018	3,093,898	$6,254	—	$—	5,458,450	$—	$775	$(4,736)	$(3,961)
Stock-based compensation expense	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	(2,335)	(2,335)
BALANCE, March 31, 2018	3,093,898	$6,254	—	$—	5,458,450	$—	$801	$(7,071)	$(6,270)

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Convertible		Convertible		$0.0001		Additional		Total
	Preferred Stock		Preferred Stock		Par value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, January 1, 2019	3,093,898	$6,254	4,001,848	$29,156	5,513,531	$—	$1,665	$(21,257)	$(19,592)
Issuance of Series B convertible preferred stock for cash, net of issuance costs of $266	—	—	442,925	3,051	—	—	—	—	—
Issuance of common stock warrants in connection with the issuance of Series B convertible preferred stock	—	—	—	—	—	—	80	—	80
Stock-based compensation expense	—	—	—	—	—	—	325	—	325
Net loss	—	—	—	—	—	—	—	(8,730)	(8,730)
BALANCE, March 31, 2019	3,093,898	6,254	4,444,773	32,207	5,513,531	—	2,070	(29,987)	(27,917)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,730)	$(2,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	325	26
Non-cash interest expense	—	282
Change in fair value of derivative liability	—	180
Change in fair value of warrant liability	—	6
Changes in operating assets and liabilities:
Prepaid expenses	(497)	(506)
Accounts payable	(366)	10
Accrued expenses and other current liabilities	2,266	1,206
Net cash used in operating activities	(7,002)	(1,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B convertible preferred stock, net of cash issuance costs of $186	3,131	—
Proceeds from issuance of convertible promissory notes, net of cash issuance costs of $440	—	5,560
Payment of deferred offering costs	(191)	—
Net cash provided by financing activities	2,940	5,560
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,062)	4,429
Cash and cash equivalents at beginning of period	18,748	3,277
Cash and cash equivalents at end of period	$14,686	$7,706
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Issuance of warrants in connection with convertible promissory notes	$—	$74
Issuance of warrants in connection with Series B convertible preferred stock	$80	$—
Derivative liability in connection with issuance of convertible promissory notes	$—	$1,896
Deferred offering costs in accrued expenses	$872	$—
Deferred offering costs still in accounts payable	$79	$—

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and Business

Applied Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company developing a pipeline of novel product candidates against validated molecular targets in indications of high unmet medical need. In particular, the Company is currently targeting treatments for cardiovascular disease, galactosemia and diabetic complications.

The Company was incorporated in Delaware on January 20, 2016 and is headquartered in New York, New York.

Through March 31, 2019, the Company has primarily funded its operations with proceeds from the sale of convertible preferred stock (see Note 8). On May 16, 2019, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 4,000,000 shares of its common stock at a public offering price of $10.00 per share, for aggregate gross proceeds of $40.0 million. The Company received approximately $34.0 million in net proceeds after deducting underwriting discounts and commissions and estimated offering costs.

In connection with the IPO, the Company effected a 55.2486-for-1 stock split of its issued and outstanding shares of common stock and convertible preferred stock. The stock split became effective on April 26, 2019. Stockholders entitled to fractional shares as a result of the forward stock split will receive cash payment in lieu of receiving fractional shares. All share and per share amounts for all periods presented in the accompanying condensed financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately increased and the respective per share value and exercise prices, if applicable, were proportionately decreased in accordance with the terms of the agreements governing such securities.

Upon the closing of the IPO on May 16, 2019, all of the then-outstanding shares of convertible preferred stock automatically converted into 7,538,671 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding. The condensed financial statements as of March 31, 2019, including share and per share amounts, do not give effect to the IPO.

The accompanying unaudited condensed financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-230838), filed with the SEC pursuant to Rule 424(b)(4) on May 14, 2019 (the “Prospectus”).

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Liquidity

The Company has incurred, and expects to continue to incur, significant operating losses and negative cash flows for at least the next several years as it continues to develop its drug candidates. To date, the Company has not generated any revenue, and it does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates.

Management believes that the Company’s existing cash, together with the net proceeds from the IPO, will allow the Company to continue its operations for at least 12 months.  If the Company is unable to obtain additional funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Risks and Uncertainties

The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and reliance on third‑party manufacturers.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Prospectus. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2019.

Stock‑Based Compensation

The Company accounts for its stock-based compensation as expense in the condensed statements of operations based on the awards' grant date fair values. The Company accounts for forfeitures as they occur by reversing any expense recognized for unvested awards.

The Company estimates the fair value of options granted using the Black-Scholes option pricing model with the exception of stock options that also include service, performance and market conditions, which are valued using the Monte-Carlo simulation model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for the Company's common stock and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company uses the simplified method as allowed by the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107,

Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.  A Monte-Carlo simulation is an analytical method used to estimate fair value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes from these trial runs based on the specific vesting conditions.

The fair value of stock-based payments is recognized as expense over the requisite service period which is generally the vesting period, with the exception of the fair value of stock-based payments for awards that also include service, performance and market conditions, which is recognized as expense over the derived service period determined using the Monte-Carlo simulation.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in the statement of convertible preferred stock and stockholders’ (deficit) equity as a reduction of proceeds generated as a result of the offering.

Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the statement of operations. The Company recorded deferred offering costs related to the IPO of $1.5 million as of March 31, 2019 in prepaid expenses and other current assets.  Upon closing the IPO in May 2019, deferred offering costs were reclassified from prepaid and other current assets and recorded against the IPO proceeds reducing additional paid-in capital.

Recently Adopted Accounting Pronouncements

The new accounting pronouncements recently adopted by the Company are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Prospectus as filed with the SEC on May 14, 2019.  Except as described below, there have been no new accounting pronouncements adopted by the Company during the three months ended March 31, 2019.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases on their balance sheet date (“ASU No. 2016-02”). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018. In July 2018, an amendment was made that allows companies the option of using the effective date of the new standard as the initial application date (at the beginning of the period in which the new standard is adopted, rather than at the beginning of the earliest comparative period). This update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize the associated lease assets and lease liabilities on its balance sheet. Additionally, in March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements (“ASU No. 2019-01”). ASU No. 2019-01 clarifies the transition guidance related to interim disclosures provided in the year of adoption. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease did not significantly changed from previous U.S. GAAP. The modified retrospective method includes several optional practical expedients that entities may elect to apply, as well as transition guidance specific to nonstandard leasing transactions. The Company adopted Topic 842 on January 1, 2019 using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods are presented in accordance with the previous guidance under ASC 840.

In adopting Topic 842, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease; ii) the lease classification of existing or expired leases;

and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company made an accounting policy election not to recognize assets or related lease liabilities with a lease term of twelve months or less in its condensed balance sheet.

The adoption of this standard did not have an impact on the Company’s condensed balance sheet as all of the Company’s leases are for terms that are less than 12 months.  Additionally, the adoption of the Standard did not have a material impact on the Company’s condensed statements of operations or condensed statements of cash flows.

Recently Issued Accounting Pronouncements

There have been no additional new accounting pronouncements or changes to accounting pronouncements during the three months ended March 31, 2019 that could be expected to materially impact the Company’s unaudited condensed financial statements.

2. LICENSE AGREEMENT

Columbia University

In October 2016, the Company entered into a license agreement (the “2016 Columbia Agreement”) with the Trustees of Columbia University (“Columbia University”) to obtain an exclusive royalty-bearing sublicensable license in respect to certain patents. As part of the consideration for entering into the 2016 Columbia Agreement, the Company issued to Columbia University shares equal to 5% of its outstanding common stock on a fully diluted basis at the time of issue. The common stock had a fair value of $0.5 million at the time of issuance. The Company will be required to make further payments to Columbia University of up to an aggregate of $1.3 million for the achievement of specified development and regulatory milestones, and up to an aggregate of $1.0 million for the achievement of a specified level of aggregate annual net sales, in each case in connection with products covered by the 2016 Columbia Agreement. The Company will also be required to pay tiered royalties to Columbia University in the low‑ to mid‑single digit percentages on the Company’s, its affiliates’ and its sublicensees’ net sales of licensed products, subject to specified offsets and reductions. In addition, the Company is required to make specified annual minimum royalty payments to Columbia University, which is contingent upon the approval of the licensed products, in the mid-six figures beginning on the 10th anniversary of the effective date of the 2016 Columbia Agreement. The Company has not granted any sublicenses under the 2016 Columbia Agreement.  However, if the Company sublicenses the rights granted under the 2016 Columbia Agreement to one or more third parties, it will be required to pay Columbia University a portion of the net sublicensing revenue received from such third parties, at percentages between 10% and 20%, depending on the stage of development at the time such revenue is received from such third parties.

In January 2019, the Company entered into a second license agreement with Columbia University (the “2019 Columbia Agreement”). Pursuant to the 2019 Columbia Agreement, Columbia University granted the Company a royalty-bearing, sublicensable license that is exclusive with respect to certain patents, and non-exclusive with respect to certain know-how, in each case to develop, manufacture and commercialize PI3k inhibitor products. The license grant is worldwide. Under the 2019 Columbia Agreement, the Company is obligated to use commercially reasonable efforts to research, discover, develop and market licensed products for commercial sale in the licensed territory, and to comply with certain obligations to meet specified development and funding milestones within defined time periods. Columbia University retains the right to conduct, and grant third parties the right to conduct, non-clinical academic research using the licensed technology, provided that such research is not funded by a commercial entity or for-profit entity or results in rights granted to a commercial or for-profit entity. As consideration for entering into the 2019 Columbia Agreement, the Company made a nominal upfront payment to Columbia University.  The Company will be required to make further payments to Columbia University of up to an aggregate of $1.3 million for the achievement of specified development and regulatory milestones, and up to an aggregate of $1.0 million for the achievement of a specified level of aggregate annual net sales, in each case in connection with products covered by the 2019 Columbia Agreement. The Company will also be required to pay tiered royalties to Columbia University in the low- to mid-single digit percentages on the Company’s, its affiliates’ and its sublicensees’ net sales of licensed products, subject to specified offsets and reductions. In addition, the Company is required to make specified annual minimum royalty payments to Columbia University, which is contingent upon the approval of the licensed products, in the mid-six figures beginning on the tenth anniversary of the effective date of the 2019 Columbia Agreement.

The Company has not granted any sublicenses under the 2019 Columbia Agreement. However, if the Company sublicenses the rights granted under the 2019 Columbia Agreement to one or more third parties, it will be required to pay Columbia University a portion of the net sublicensing revenue received from such third parties, at percentages between 10% and 50%, depending on the stage of development at the time such revenue is received from such third parties. The 2019 Columbia Agreement will terminate upon the expiration of all the Company’s royalty payment obligations in all countries. The Company may terminate the 2019 Columbia Agreement for convenience upon 90 days’ written notice to Columbia University. At its election, Columbia University may terminate the 2019 Columbia Agreement, or convert the licenses granted to the Company into non-exclusive, non-sublicensable licenses, in the case of (a) the Company’s uncured material breach upon 30 days’ written notice (which shall be extended to 90 days if the Company is diligently attempting to cure such material breach), (b) the Company’s failure to achieve the specified development and funding milestone events, or (c) the Company’s insolvency.

In March 2019, and in connection with the 2016 Columbia Agreement, the Company entered into a research services agreement (the “2019 Columbia Research Agreement” and collectively with the 2016 Columbia Agreement and 2019 Columbia Agreement, the “Columbia Agreements”) with Columbia University with the purpose of analyzing structural and functional changes in brain tissue in an animal model of galactosemia, and the effects of certain compounds whose intellectual property rights were licensed to the Company as part of the 2016 Columbia Agreement on any such structural and functional changes.  The 2019 Columbia Research Agreement has a term of 12 months from its effective date, provided that the Company can terminate the 2019 Columbia Research Agreement without cause with at least 30 days’ prior written notice. The services covered by the 2019 Columbia Research Agreement will be performed by Columbia University in two parts consisting of six months. The decision to proceed with Part 2 of the 2019 Columbia Research Agreement shall be made solely by the Company and will be contingent on the success of the research performed in Part 1. In consideration for the services performed by Columbia University in Part 1, the Company will be required to pay $0.1 million to Columbia University for staffing, supplies and indirect costs. If the Company decides to continue the research defined in Part 2, the Company will be required to pay an additional $0.2 million to Columbia University.

During the three months ended March 31, 2019 and 2018, the Company recorded $1,000 and $0.3 million, respectively, in research and development expense and $0.2 million and $19,000, respectively, in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $1.6 million in expense from the execution of the Columbia Agreements through March 31, 2019.

As of March 31, 2019, the Company had $0.3 million due to Columbia University included in accrued expenses and $9,000 included in accounts payable. As of December 31, 2018, the Company had $0.1 million due to Columbia University included in accrued expenses and $0.1 million included in accounts payable.

3. FAIR VALUE MEASUREMENTS

As of March 31, 2019 and December 31, 2018, the Company did not have financial assets or liabilities that are measured at fair value on a recurring basis.

During the three months ended March 31, 2018, the Company had Level 3 financial liabilities that were measured at fair value on a recurring basis. The Company's convertible promissory notes issued on February 5, 2018 (the "2018 Notes") (see Note 4), contained certain features which met the criteria to be bifurcated and accounted for separately from the 2018 Notes (the "Derivative Liability").  Also in connection with the issuance of the 2018 Notes, the Company had a contingent obligation to issue common stock warrants ("2018 Notes Warrants") upon the conversion of the 2018 Notes into Series B convertible preferred stock ("Series B Preferred Stock") (the "Warrant Liability"). The Derivative Liability and the Warrant Liability were initially recorded at fair value of $1.9 million and $0.1 million, respectively, and were subsequently remeasured at fair value at each reporting period.

The following table provides a roll forward of the aggregate fair values of the Derivative Liability and Warrant Liability as of March 31, 2018, for which fair value is determined using Level 3 inputs (in thousands):

	Derivative	Warrant
	Liability	Liability
Balance as of January 1, 2018	$—	$—
Initial fair value of Derivative Liability	1,896	—
Initial fair value of Warrant Liability	—	74
Change in fair value	180	6
Balance as of March 31, 2018	$2,076	$80

Changes in the fair value of the Derivative Liability and Warrant Liability were recognized in other income (expense), net in the condensed statement of operations.

4. CONVERTIBLE PROMISSORY NOTES

There were no convertible promissory notes outstanding as of March 31, 2019 and December 31, 2018.

On February 5, 2018, the Company issued the 2018 Notes in the aggregate principal amount of $6.0 million. The 2018 Notes bore interest at a rate of 15.0% per annum, were unsecured and were due and payable, including accrued interest, on August 8, 2019. In the event of a qualified sale of preferred stock to one or more investors resulting in gross proceeds to the Company of at least $8.0 million, all principal and accrued and unpaid interest under the 2018 Notes was automatically convertible into a number of shares of the Company’s preferred stock issued in such a financing equal to the outstanding principal and accrued but unpaid interest under the 2018 Notes, divided by an amount equal to 80% of the lowest price per share of the preferred stock sold in the financing. In the event of a corporate transaction or change of control event, the 2018 Notes contained a put option whereby the Company was required to pay to the holders of 2018 Notes an amount equal to (i) the principal amount then outstanding under the 2018 Notes plus any accrued but unpaid interest, plus (ii) an amount equal to 30% of the outstanding principal amount.

The terms of the 2018 Notes provided that: (i) all outstanding principal and interest was due and payable in cash upon an event of acceleration, as defined in the 2018 Notes agreement; (ii) amounts outstanding under the notes were not prepayable without the written consent of the holders of more than 50% of the outstanding principal of the notes, and in addition to the balance the Company will prepay, the Company will also pay the noteholders an amount equal to 15% of the principal amount of the notes that the Company is prepaying; and (iii) with respect to subordination, the Company has no outstanding indebtedness for borrowed money or any other liabilities, other than accounts payable arrangements with vendors entered into in the ordinary course of business and consistent with usual trade terms and will not issue or incur additional indebtedness for borrowed money while the 2018 Notes remain outstanding. There were no financial or negative covenants associated with the convertible promissory notes.

The Derivative Liability represents the conversion feature in the event of a qualified financing and the put option, each of which met the definition of an embedded derivative and were required to be combined and accounted for as a separate unit of accounting. The Company recorded the issuance-date fair value of the Derivative Liability of $1.9 million as a debt discount and Derivative Liability in the Company’s balance sheet (see Note 3).

In connection with the 2018 Notes, the Company paid legal costs and bank fees of $0.4 million and were obligated to issue the 2018 Notes Warrants (see Note 3 and Note 9) with an initial fair value of $0.1 million, which were capitalized and recorded as a debt discount. The debt discount, which included the Derivative Liability and 2018 Notes Warrants, was amortized at an effective interest rate of 54.9% using the effective interest method over the term of the loan. In connection with the 2018 Notes, the Company recognized interest expense of $0.3 million during the three months ended March 31, 2018. The interest expense includes amortization of the debt discount of $0.2 million for the three months ended March 31, 2018.

In November 2018, in connection with the Company’s issuance and sale of Series B Preferred Stock, all of the then-outstanding principal and accrued interest under the 2018 Notes, totaling $6.6 million, was automatically converted into 1,097,721 shares of Series B Preferred Stock at a price equal to 80% of the $7.49 per share price paid by investors in the Series B Preferred Stock financing.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Deferred offering costs	$1,452	$310
Prepaid research and development expenses	546	1,044
Prepaid rent expense	76	65
Prepaid insurance expense	26	1
Other prepaid expenses and other current assets	86	78
Total prepaid expenses and other current assets	$2,186	$1,498

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued pre-clinical and clinical expenses	$2,007	$865
Accrued professional fees	1,105	312
Accrued compensation and benefits	129	56
Accrued patent expenses	300	126
Other	138	54
Total accrued expenses and other current liabilities	$3,679	$1,413

7. STOCK‑BASED COMPENSATION

2016 Equity Incentive Plan

As of March 31, 2019, there were 2,966,241 shares reserved by the Company to grant under the 2016 Plan and an aggregate of 358,239 shares remained available for future grants.

Total stock-based compensation expense recorded for employees, directors and non-employees during the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$147	$13
General and administrative	178	13
Total stock-based compensation expense	$325	$26

During the three months ended March 31, 2019, the Company granted options to purchase 1,349,940 shares of common stock.  The Company recorded stock-based compensation expense for options granted during the three months ended March 31, 2019 of $0.2 million. As of March 31, 2019, there were 2,552,921 options outstanding. The weighted‑average fair value of options granted during the three months ended March 31, 2019 was $3.15 per share. As of March 31, 2019, the total unrecognized stock‑based compensation balance for unvested options was $5.3 million, which is expected to be recognized over 2.3 years.

Stock Options Granted to Employees that Contain Service, Performance and Market Conditions

Included in the stock options granted during the three months ended March 31, 2019 were 159,501 stock options that contain service-, performance- and market-based vesting conditions with a fair value at the grant date of $0.5 million, valued using the Monte-Carlo simulation model. The derived service period, calculated using the Monte-Carlo simulation model, ranged from one day to three years.  The assumptions used in the Monte-Carlo simulation model were as follows:

March 31,
2019
Time to expiration (in years)	10.0
Volatility	68.54%
Risk-free interest rate	2.64%
Dividend yield	0.00%
Cost of equity	24.00%
Fair value of underlying common stock (as of valuation date)	$5.85

The compensation expense for these awards are recognized over the derived service period, or when the vesting condition is met if earlier. The Company recorded $0.1 million in compensation expense related to these awards for the three months ended March 31, 2019.

8. STOCKHOLDERS’ EQUITY

Common Stock

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of the stockholders. There is no cumulative voting.

Preferred Stock

In February 2019, the Company issued 442,925 shares of Series B Preferred Stock at $7.49 per share for gross proceeds of approximately $3.3 million.  Issuance costs were $0.3 million, which included the obligation to issue warrants to purchase common stock (see Note 9).  As of March 31, 2019 and December 31, 2018, Series A convertible preferred stock (“Series A Preferred Stock”) and Series B Preferred Stock (collectively, “Preferred Stock”) consisted of the following (in thousands, except share data):

	As of March 31, 2019
		Preferred
	Preferred	Stock Issued			Common Stock
	Stock	and	Carrying	Liquidation	Issuable Upon
	Authorized	Outstanding	Value	Value	Conversion
Series A Preferred Stock	3,093,898	3,093,898	$6,254	$7,000	3,093,898
Series B Preferred Stock	7,790,052	4,444,773	32,207	$33,281	4,444,773
Total	10,883,950	7,538,671	$38,461	$40,281	7,538,671

	As of December 31, 2018
		Preferred
	Preferred	Stock Issued			Common Stock
	Stock	and	Carrying	Liquidation	Issuable Upon
	Authorized	Outstanding	Value	Value	Conversion
Series A Preferred Stock	3,093,898	3,093,898	$6,254	$7,000	3,093,898
Series B Preferred Stock	7,790,052	4,001,848	29,156	29,964	4,001,848
Total	10,883,950	7,095,746	$35,410	$36,964	7,095,746

The following is a summary of the rights and privileges of the common and preferred stockholders as of March 31, 2019:

Voting

The holders of Preferred Stock have the right to one vote for each share of common stock into which such Preferred Stock could be converted and will vote together with the holders of common stock as a single class.

Dividends

Dividends are payable to holders of Preferred Stock prior to payment of any dividend to holders of common stock. Dividends are payable when and if declared out of funds legally available and such dividends are not cumulative. In the event the board of directors (the “Board”) of the Company declares a dividend payable on the common stock, the holders of the Preferred Stock would be entitled to receive the amount of dividends per share of Preferred Stock that would be payable on the number of whole shares of the common stock into which each share of such Preferred Stock held by each holder could be converted into.

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, or a Deemed Liquidation Event (as defined below), the holders of shares of Preferred Stock then outstanding are entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of common stock by reason of their ownership thereof, in an amount per share equal to the greater of (i) the original issue price ($2.26 per share for Series A Preferred Stock and $7.49 per share for Series B Preferred Stock) plus any dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had each series of Preferred Stock been converted into common stock immediately prior to a liquidation, dissolution or winding up of the Company or Deemed Liquidation Event. If upon any such liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, the proceeds shall be insufficient to pay the holders of shares of Preferred Stock the full amount to which they shall be entitled, the holders of shares of Preferred Stock shall share ratably in any distribution of the proceeds in proportion to the respective amounts which would otherwise be payable in respect of the shares of Preferred Stock held by them upon such distribution if all amounts payable with respect to such shares were paid in full. After the payment of all preferential amounts to be paid to the holders of shares of Preferred Stock, the remaining proceeds shall be distributed among the holders of shares of common stock pro rata based on the number of shares held by each such holder.

A Deemed Liquidation Event is defined as: (i) a merger where the Company is a constituent party or a subsidiary of the Company is a constituent party and the Company issues shares of its capital stock pursuant to such merger or consolidation, except any such merger or consolidation involving the Company or a subsidiary in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such merger or consolidation, at least a majority, by voting power, of the capital stock of (1) the surviving or resulting corporation or (2) if the surviving or resulting corporation is a wholly owned subsidiary of another corporation immediately following such merger or consolidation, the parent corporation of such surviving or resulting corporation; or (ii) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, except where such sale, lease, transfer, exclusive license or other disposition is to a wholly owned subsidiary of the Company.

Protective Provisions

At any time when any shares of Preferred Stock remain outstanding, the Company shall not take any of the following actions without the vote or written consent of the holders of a majority of the then outstanding shares of Preferred Stock separately as a class: (i) liquidate, dissolve or wind-up the business and affairs of the Company, effect any merger, consolidation or any other Deemed Liquidation Event, or consent to any of the foregoing, in each case other than in the event that such event would provide the holders of the Preferred Stock a return per each share of Preferred Stock, including all distributions and dividends paid to such holders prior to such event by the Company, if any, of at least two (2) times the Series B original issue price in the twenty-four (24) months following the Series B original issue date (November 5, 2018) or three (3) times the Series B original issue price thereafter; (ii) amend, alter, or repeal any provision of the Certificate of Incorporation or the Company’s bylaws in a manner that adversely affects the powers, preferences or rights of the Preferred Stock; (iii) create, or authorize the creation of, or issue or obligate itself to issue shares of, any additional class or series of capital stock unless the same ranks junior to the Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption, or increase the authorized number of shares of Preferred Stock; (iv) purchase or redeem (or permit any subsidiary to purchase or redeem) or pay or declare any dividend or make any distribution on, any shares of capital stock of the Company other than (a) redemptions of or dividends or distributions on the Preferred Stock as expressly authorized herein, (b) dividends or other distributions payable on the common stock solely in the form of additional shares of common stock and (c) repurchases of stock from former employees, officers, directors, consultants or other persons who performed services for the Company or any subsidiary in connection with the cessation of such employment or service at the lower of the original purchase price or the then-current fair market value thereof; (v) create, or authorize the creation of, or issue, or authorize the issuance of any debt security, or permit any subsidiary to take any such action with respect to any debt security, if the aggregate indebtedness of the Company and its subsidiaries for borrowed money following such action would exceed $2.0 million other than equipment leases or bank lines of credit; (vi) create, or hold capital stock in, any subsidiary that is not wholly owned (either directly or through one or more other subsidiaries) by the Company, or sell, transfer or otherwise dispose of any capital stock of any direct or indirect subsidiary of the Company, or permit any direct or indirect subsidiary to sell, lease, transfer, exclusively license or otherwise dispose (in a single transaction or series of related transactions) of all or substantially all of the assets of such subsidiary; or (vi) increase or decrease the authorized number of directors of the Company.

Optional Conversion Rights

Each share of Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time after issuance, and without the payment of additional consideration into such number of fully paid and nonassessable shares of common stock as is determined by dividing the original issue price ($2.26 per share for Series A Preferred Stock and $7.49 per share for Series B Preferred Stock) by the series conversion price ($2.26 per share for Series A Preferred Stock and $7.49 per share for Series B Preferred Stock) in effect at the time of conversion. As of March 31, 2019, the Preferred Stock is convertible into common stock on a one-for-one basis.

Mandatory Conversion Rights

All outstanding shares of Preferred Stock shall automatically be converted into shares of common stock, at the then effective conversion rate, upon either (a) the closing of the sale of shares of common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $30.0 million of proceeds, net of the underwriting discount and commissions, to the Company, or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least a majority of the then outstanding shares of Preferred Stock.

Redemption

The Preferred Stock is redeemable upon the occurrence of a Deemed Liquidation Event, which is not solely in control of the Company. Therefore, the Preferred Stock has been classified as temporary equity.

9. WARRANTS

Warrants Issued with the 2018 Notes

On January 18, 2018, the Company entered into a placement agent agreement through which it became obligated to issue common stock warrants in connection with the issuance of the 2018 Notes. The obligation to issue the

2018 Notes Warrants was recorded as a liability at its fair value (see Note 3), which was initially $0.1 million, and was included in the issuance costs of the 2018 Notes (see Note 4). On November 5, 2018, in connection with the extinguishment of the 2018 Notes into shares of Series B Preferred Stock, the Company issued the 2018 Notes Warrants, which were equity‑classified warrants upon issuance, to purchase 76,847 shares of common stock, valued at $0.3 million. The 2018 Notes Warrants vested immediately upon issuance and have an exercise price of $6.59 per share and expire on November 4, 2028.

Warrants Issued with Series B Preferred Stock

In November and December 2018, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue equity‑classified warrants to purchase 72,261 shares of common stock (collectively the “2018 Warrants”), valued in the aggregate at $0.2 million, which was included in the issuance costs for the Series B Preferred Stock (see Note 8). The warrants vest immediately upon issuance, have an exercise price of $8.24 per share and expire 10 years from the date of issuance.

The fair value of the 2018 Warrants was estimated using the Black‑Scholes option pricing model with the following assumptions:

Contractual term (in years)	10.0
Volatility	74.48%
Risk-free interest rate	3.20%
Dividend yield	0.00%

In February 2019, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue equity‑classified warrants to purchase 23,867 shares of common stock (collectively the “2019 Warrants”), valued in the aggregate at $0.1 million, which was included in the issuance costs for the Series B Preferred Stock (see Note 8). The warrants vest immediately upon issuance, have an exercise price of $8.24 per share and expire 10 years from the date of issuance.

The fair value of the 2019 Warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Contractual term (in years)	10.0
Volatility	73.22%
Risk-free interest rate	2.70%
Dividend yield	0.00%

The inputs utilized by management to value the warrants are highly subjective. The assumptions used in calculating the fair value of the warrants represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the fair value of the warrants may be materially different in the future.

10. INCOME TAXES

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

11. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted‑average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three months ended March 31, 2019 and 2018, as the inclusion of all potential common shares outstanding would have been anti‑dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss	$(8,730)	$(2,335)
Denominator:
Weighted-average common stock outstanding	5,513,531	5,458,450
Net loss per share, basic and diluted	$(1.58)	$(0.43)

The Company’s potentially dilutive securities, which include Preferred Stock, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted‑average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at March 31, 2019 and 2018, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti‑dilutive effect:

	As of
	March 31,
	2019	2018
Preferred Stock	7,538,671	3,093,898
Options to purchase common stock	2,552,921	1,030,825
Warrants to purchase common stock	482,364	309,389

12. SUBSEQUENT EVENTS

2019 Equity Incentive Plan

In May 2019, the Company’s Board adopted its 2019 Equity Incentive Plan (“2019 Plan”), which was subsequently approved by its stockholders and became effective on May 13, 2019. Initially, the maximum number of the Company’s common stock that may be issued under the 2019 Plan is 4,530,000 shares, which is the sum of (1) 1,618,841 new shares, plus (2) the number of shares (not to exceed 2,911,159 shares) (i) that remained available for the issuance of awards under the 2016 Equity Incentive Plan, as amended (“2016 Plan”), at the time the 2019 Plan became effective, and (ii) any shares subject to outstanding options or other share awards that were granted under the 2016 Plan that terminate, expire or are otherwise forfeited, reacquired or withheld. The 2019 Plan provides that the number of shares reserved and available for issuance under the 2019 Plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board.

Stock Option Grants

In May 2019, in conjunction with the IPO, the Board granted stock options to purchase an aggregate of 971,975 shares of common stock to executive officers and 81,840 shares of common stock to non-employee directors with an exercise price of $10.00 per share. In June 2019, the Board granted a stock option to purchase 20,460 shares of common stock with an exercise price of $10.02 per share to Mr. Funtleyder upon his transition to a non-employee director of the Board. All of the options were issued pursuant to the 2019 Plan. The options granted to executives will vest 25% on the first anniversary of their grant date and the remaining shares will vest in 36 equal monthly installments thereafter, subject to the executive officer's continuous employment. The options granted to non-employee directors will vest in 36 equal monthly installments, subject to the director's continuous service as director.

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board adopted its 2019 Employee Stock Purchase Plan (“2019 ESPP”), which was subsequently approved by its stockholders and became effective on May 13, 2019. The 2019 ESPP authorizes the initial issuance of up to a total of 180,000 shares of the Company’s common stock to participating employees. The 2019 ESPP provides that the number of shares reserved and available for issuance under the 2019 ESPP will automatically increase each January 1, beginning on January 1, 2020, by (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31; (ii) 360,000 shares or (iii) such lesser number of shares as determined by the Board. The Board or the Compensation Committee of the Board may from time to time determine the length and duration of the offering periods pursuant to the 2019 ESPP. As of March 31, 2019, no offering periods have been approved.

Modification of Certain Stock Option Grants

In April 2019, the Board approved a modification to the vesting conditions of certain outstanding stock option grants to certain employees and directors. The Company is evaluating the impact this modification will have to its second quarter financial statements.

Separation Agreement with the Former Interim Chief Financial Officer

In May 2019, the Company and its former interim Chief Financial Officer entered into a separation agreement, the terms of which provide that the former interim Chief Financial Officer receive certain severance benefits and acceleration of the vesting of options to purchase 79,752 shares of common stock held by the former interim Chief Financial Officer. The Company is currently evaluating the impact of this acceleration will have to its second quarter financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10‑Q and the audited financial information and the notes thereto included in our prospectus that forms a part of our Registration Statement on Form S‑1 (File No. 333‑230838), which was filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424 on May 14, 2019, or the Prospectus.

Overview

We are a clinical‑stage biopharmaceutical company developing a pipeline of novel product candidates against validated molecular targets in indications of high unmet medical need. We focus on molecules and pathways whose role in the disease process is well known based on prior research, but have previously failed to yield successful products due to poor efficacy and tolerability. Our unique approach to drug development leverages recent technological advances to design improved drugs, employs early use of biomarkers to confirm biological activity and focuses on potential use of expedited regulatory pathways. Our first molecular target is aldose reductase, or AR, an enzyme that converts glucose to sorbitol under oxidative stress conditions, and is implicated in multiple diseases. Prior attempts to inhibit this enzyme were hindered by nonselective, nonspecific inhibition, which resulted in limited efficacy and significant off‑target safety effects. The detrimental consequences of AR activation have been well established by decades of prior research. Our AR program currently includes three small molecules, which are all potent and selective inhibitors of AR, but are engineered to have unique tissue permeability profiles to target different disease states, including diabetic complications, heart disease and a rare pediatric metabolic disease. Using similar strategies to our AR inhibitors, or ARI, program, we have also developed a program targeting selective inhibition of phosphatidylinositol 3‑kinase, or PI3K, subunits that produced an early‑stage oncology pipeline. The result of this unique multifaceted approach to drug development is a portfolio of highly specific and selective product candidates that we believe are significantly de‑risked and can move quickly through the development process. We plan to initiate our clinical program in these indications in 2020.

Our lead product candidate, AT-001, is a novel ARI with broad systemic exposure and peripheral nerve permeability, that we are developing for the treatment of diabetic cardiomyopathy, or DbCM, a fatal fibrosis of the heart, for which no treatments are available. We recently completed a Phase 1/2 clinical trial evaluating AT-001 in approximately 120 patients with type 2 diabetes, in which no drug-related adverse effects or tolerability issues were observed. We plan to initiate a Phase 2/3 pivotal clinical trial of AT-001 for the treatment of DbCM later this year.          Our second product candidate, AT-007, is a central nervous system, or CNS, penetrant ARI that we are developing for the treatment of galactosemia, a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. We are currently in late stages of preclinical development and intend to advance AT-007 into a Phase 1 clinical trial in mid-2019. We are also developing AT-003, an ARI designed to cross through the back of the eye when dosed orally, which has demonstrated strong retinal penetrance, for the treatment of diabetic retinopathy, or DR. We are currently in late stages of preclinical development of AT-003. AT-003 displayed significant retinal penetration when dosed orally in diabetic rats. We intend to advance AT-003 into a Phase 1 clinical trial in 2020.

Since inception in 2016, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue. We have funded our operations primarily through the sale of equity and equity‑linked securities. From inception through March 31, 2019, we have raised an aggregate of $32.1 million of gross proceeds primarily from the sale of shares of our preferred stock.

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $8.7 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $30.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. As of March 31, 2019, we had cash and cash equivalents of $14.7 million.

Initial Public Offering

On May 16, 2019, we completed an initial public offering, or IPO, of our common stock, in which we issued and sold 4,000,000 shares of common stock at a public offering price of $10.00 per share. The aggregate net proceeds to us from the IPO were approximately $34.0 million after deducting underwriting discounts and commissions and estimated offering expenses. The shares began trading on The Nasdaq Global Market on May 14, 2019. Upon completion of the IPO, all of our outstanding shares of convertible preferred stock, converted into 7,538,671 shares of our common stock.

Recent Developments

In May 2019, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to our drug candidate, AT‑007 for the treatment of galactosemia. We are currently in late stages of preclinical development and intend to advance AT‑007 into a Phase 1/2 clinical trial in 2019.

Components of Our Results of Operations

Revenue

Since inception, we have not generated any revenue and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:

•	employee‑related expenses, including salaries, related benefits and stock‑based compensation expense for employees engaged in research and development functions;
•	fees paid to consultants for services directly related to our product development and regulatory efforts;
•

expenses incurred under agreements with contract research organizations, or CROs, as well as contract manufacturing organizations, or CMOs, and consultants that conduct and provide supplies for our preclinical studies and clinical trials;

•	costs associated with preclinical activities and development activities;
•	costs associated with our technology and our intellectual property portfolio; and
•	costs related to compliance with regulatory requirements.

We expense research and development costs as incurred. Costs for external development activities are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue clinical development for our product candidates and continue to discover and develop additional product candidates. If any of our product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later‑stage clinical trials. Historically, we have incurred research and development expenses that primarily relate to the development of AT‑001, AT‑007, and our ARI program. As we advance our product candidates, we expect to allocate our direct external research and development costs across each of the indications or product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock‑based compensation, for personnel in our executive and finance functions. General and administrative expenses also include professional fees for legal, accounting, auditing, tax and consulting services; travel expenses; and facility‑related expenses, which include allocated expenses for rent and maintenance of facilities and other operating costs.

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development and potential commercialization of our product candidates. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services; director and officer insurance costs; and investor and public relations costs.

Other Income (Expense), Net

Other income (expense), net consists of interest income (expense), net, and other expenses. Interest income (expense), net consists primarily of our interest income on our cash and cash equivalents and interest expense related to the convertible promissory notes. Other expense consists of adjustments to the fair value of embedded derivatives associated with certain conversion features of the convertible promissory notes and adjustments to the fair value of the warrant liability in connection with the convertible promissory notes.

Results of Operations

The following table summarizes our results of operations:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Operating expenses:
Research and development	$6,874	$1,448
General and administrative	1,855	420
Total operating expenses	8,729	1,868
Loss from operations	(8,729)	(1,868)
Other income (expense)
Interest income (expense), net	(1)	(281)
Other expense	—	(186)
Total other income (expense), net	(1)	(467)
Net loss	$(8,730)	$(2,335)

Research and Development Expenses

The following table summarizes our research and development expenses:

	Three Months Ended
	March 31,		Increase /
(in thousands)	2019	2018	(Decrease)
Clinical and pre-clinical	$4,334	$256	$4,078
Drug manufacturing and formulation	1,635	888	747
Personnel expenses (including stock-based compensation)	772	75	697
Regulatory and other research and development costs	133	229	(96)
Total research and development expenses	$6,874	$1,448	$5,426

Research and development expenses for the three months ended March 31, 2019 were $6.9 million, compared to $1.5 million for the three months ended March 31, 2018. The increase of approximately $5.4 million was primarily related to the progressing of our clinical trials through development, including an increase in clinical and pre‑clinical expenses of $4.1 million and drug manufacturing and formulation expenses of $0.7 million, and personnel expenses of $0.7 million due to the hiring of research and development personnel, including the Chief Medical Officer in August 2018.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Three Months Ended
	March 31,
(in thousands)	2019	2018	Increase
Personnel expenses (including stock-based compensation)	$439	$79	$360
Legal and professional fees	921	186	735
Other expenses	495	155	340
Total general and administrative expenses	$1,855	$420	$1,435

General and administrative expenses were $1.9 million for the three months ended March 31, 2019, compared to $0.4 million for the three months ended March 31, 2018. The increase of approximately $1.4 million was primarily related to professional fees of $0.7 million due to increased legal and consulting fees, personnel expenses of $0.4 million due to the hiring of other personnel, including the interim Chief Financial officer and the Controller, and other expenses of $0.3 million, primarily due to public relation services, travel expenses and rent.

Interest income (Expense), Net

Interest income (expense), net was $0 for the three months ended March 31, 2019, as compared to $0.3 million for the three months ended March 31, 2018. The decrease was primarily related to non-cash interest expense on convertible promissory notes of $0.3 million.

Other Income (Expense), Net

Other expense was approximately $1,000 for the three months ended March 31, 2019, compared to $0.2 million for the three months ended March 31, 2018. The decrease was primarily related to the change in the fair value of $0.2 million of the derivative liability and warrant liability related to the convertible promissory notes.

Liquidity and Capital Resources

We have incurred, and expect to continue to incur, significant operating losses and negative cash flows for at least the next several years as we continue to develop our product candidates. To date, we have not generated any revenue, and we do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for one of our product candidates.

On May 16, 2019, we completed our IPO whereby we sold 4,000,000 shares of common stock at a public offering price of $10.00 per share, resulting in aggregate net proceeds of $34.0 million, after deducting underwriting discounts and commissions and estimated offering expenses. We believe that our existing cash and cash equivalents, together with the net proceeds from the IPO, will allow the company to continue its operations for at least 12 months.  If we are unable to obtain funding, we will be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Net cash used in operating activities	$(7,002)	$(1,131)
Net cash used in investing activities	—	—
Net cash provided by financing activities	2,940	5,560
Net increase (decrease) in cash and cash equivalents	$(4,062)	$4,429

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019, was $7.0 million, primarily due to our net loss of $8.7 million, an increase in prepaid expenses of $0.5 million, and a decrease in accounts payable of $0.4 million, which are partially offset by an increase in accrued expenses and other current liabilities of $2.3 million and $0.3 million in non-cash stock-based compensation expense.

Net cash used in operating activities for the three months ended March 31, 2018, was $1.1 million, primarily due to our net loss of $2.3 million, an increase in prepaid expenses of $0.5 million, partially offset by increases of $1.2 million in accrued expenses and other current liabilities and $0.2 million attributable to the change in fair value of the derivative and warrant liabilities and non-cash interest expense on convertible promissory notes of $0.3 million.

Investing Activities

During the three months ended March 31, 2019 and 2018, there were no investing activities.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $2.9 million, primarily from the cash proceeds, net of issuance costs from the sale of Series B Preferred Stock of $3.1 million. This was partially offset by the payment of deferred financing costs related to our IPO of approximately $0.2 million.

During the three months ended March 31, 2018, net cash provided by financing activities was $5.6 million from the sale of the convertible promissory notes, net of cash issuance costs.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. We expect that our expenses will increase significantly if and as we:

•	continue the ongoing and planned development of our product candidates;
•	initiate, conduct and complete any ongoing, anticipated or future preclinical studies and clinical trials for our current and future product candidates;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any current or future product candidate for which we may obtain marketing approval;
•	seek to discover and develop additional product candidates;
•	continue to build a portfolio of product candidates through the acquisition or in‑license of drugs, product candidates or technologies;
•	maintain, protect and expand our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:

•	the initiation, scope, progress, timing, costs and results of our ongoing and planned clinical trials for our product candidates;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions;
•	the achievement of milestones or occurrence of other developments that trigger payments under the Columbia Agreement or other agreements we may enter into;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;

•	the effect of competing technological and market developments;
•	the cost and timing of completion of clinical or commercial‑scale manufacturing activities;
•	the costs of operating as a public company;
•	the extent to which we in‑license or acquire other products and technologies;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our product candidates, if approved; and
•	the initiation, progress, timing and results of the commercialization our product candidates, if approved, for commercial sale.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through offerings of securities, private equity financing, debt financings, collaborations or other strategic transactions. The terms of financing may adversely affect the holdings or the rights of our stockholders. Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain funding, we may be required to delay, limit, reduce or terminate some or all of our research and product development, product portfolio expansion or future commercialization efforts. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Contractual Obligations and Commitments

During the three months ended March 31, 2019, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our condensed financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Prospectus other than what is noted below.

Stock‑Based Compensation

We account for our stock‑based compensation as expense in the statements of operations based on the awards’ grant date fair values. We account for forfeitures as they occur by reversing any expense recognized for unvested awards.

We estimate the fair value of service-based options granted using the Black‑Scholes option pricing model with the exception of stock options that include service, performance and market conditions which are valued using the Monte-Carlo simulation model. The Black‑Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk‑free interest rate and (d) expected dividends. Due to the lack of a public market for our common stock and a lack of company‑specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the SEC Staff Accounting Bulletin No. 107, Share‑Based Payment, to calculate the expected term for options granted with service-based vesting conditions as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk‑free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. A Monte-Carlo simulation is an analytical method used to estimate the value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes from these trial runs based on the specific vesting conditions.

The fair value of stock‑based payments is recognized as expense over the requisite service period which is generally the vesting period, with the exception of the fair value of stock-based payments for awards that include service, performance and market conditions which is recognized as expense over the derived service period determined using the Monte-Carlo simulation.

Off‑Balance Sheet Arrangements

We have not entered into any off‑balance sheet arrangements and do not have any holdings in variable interest entities.

Recently Issued Accounting Pronouncements

Refer to Note 1, in the accompanying notes to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10‑Q for a discussion of recent accounting pronouncements.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of March 31, 2019, we had cash and cash equivalents of $14.7 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest‑bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. We do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10‑K for the year ended December 31, 2019. As a result, this Quarterly Report on Form 10‑Q does not address whether there have been any changes in our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10‑Q, including our financial statements and related notes hereto and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding to invest in our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. In these circumstances, the market price of our common stock could decline; and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $4.3 million and $16.5 million for the years ended December 31, 2017 and 2018, respectively, and $8.7 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $30.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•	continue the ongoing and planned development of our product candidates;
•	initiate, conduct and complete any ongoing, anticipated or future preclinical studies and clinical trials for our current and future product candidates;
•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any current or future product candidate for which we may obtain marketing approval;
•	seek to discover and develop additional product candidates;
•	continue to build a portfolio of product candidates through the acquisition or in‑license of drugs, product candidates or technologies;
•	maintain, protect and expand our intellectual property portfolio;
•	hire additional clinical, regulatory and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

To become and remain profitable, we must succeed in developing and eventually commercializing drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our current and future product candidates, obtaining regulatory approval, procuring commercial‑scale manufacturing, marketing and selling any products for which we obtain regulatory approval (including through third parties), as well as discovering or acquiring and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are sufficient to offset our expenses and achieve profitability.

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. If we are required by regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in the initiation and completion of our clinical trials or the development of any of our product candidates, our expenses could increase.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our common stock could also cause you to lose all or part of your investment.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical‑stage company founded in January 2016, and our operations to date have been largely focused on raising capital, organizing and staffing our company, identifying and developing our product candidates, and undertaking preclinical and clinical development for our product candidates. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial‑scale product or conduct sales and marketing activities necessary for successful commercialization, or arrange for a third party to conduct these activities on our behalf. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Additionally, we expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.

As of March 31, 2019, our cash, cash equivalents and marketable securities was $14.7 million. Based on our research and development plans, we believe that our existing cash and cash equivalents will fund our operations through at least the next 12 months. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

•	the timing, progress and results of our ongoing preclinical studies and clinical trials of our product candidates;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of other product candidates that we may pursue;
•	our ability to establish collaborations on favorable terms, if at all;
•	the costs, timing and outcome of regulatory review of our product candidates;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the cost of any milestone and royalty payments with respect to any approved product candidates;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property‑related claims;
•	the costs of operating as a public company; and
•	the extent to which we acquire or in‑license other product candidates and technologies.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time‑consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third‑party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

If we raise additional capital through future collaborations, strategic alliances or third‑party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

The Tax Cuts and Jobs Act, or the Tax Act, could adversely affect our business and financial condition.

In December 2017, President Trump signed into law the Tax Act that significantly reformed the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including (i) reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, (ii) limitation of the tax deduction for interest expense to 30% of adjusted earnings (with certain exceptions, including for certain small businesses), (iii) limitation of the deduction for post‑2017 net operating losses, or NOLs, to 80% of current‑year taxable income and elimination of net operating loss carrybacks for post‑2017 NOLs, (iv) one‑time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, (v) immediate deductions for certain new investments instead of deductions for depreciation expense over time and (vi) modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Our federal net operating loss carryovers will be carried forward indefinitely pursuant to the Tax Act. We continue to examine the impact the Tax Act may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. This report does not discuss the Tax Act or the manner in which it might affect us or purchasers of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre‑change NOLs to offset future taxable income. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent changes in our stock ownership (some of which shifts are outside our control). As a result, if, and to the extent that we earn net taxable income, our ability to use our pre‑change NOLs to offset such taxable income may be subject to limitations.

The Tax Act, among other things, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards. For NOLs arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018 will continue to have a two‑year carryback and 20‑year carryforward period. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The changes in the carryforward/carryback periods, as well as the new limitation on use of NOLs may significantly impact our ability to utilize our NOLs to offset taxable income in the future.

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2018.

The report of our independent registered public accounting firm included a “going concern” explanatory paragraph.

The report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2018 that was issued prior to our initial public offering included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern. Given our planned expenditures, including expenditures in connection with our clinical trials, our independent registered public accounting firm may conclude, in connection with the audit of our financial statements for the year ended December 31, 2019 or any other subsequent period, that there is substantial doubt regarding our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph by our independent registered public accounting firm may materially adversely affect our share price and our ability to raise new capital, enter into critical contractual relations with third parties and otherwise execute our development strategy, which may cause us to delay, reduce or eliminate some or all of our research and development programs. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Risks Related to the Development and Commercialization of Our Product Candidates

Our future success is substantially dependent on the successful clinical development, regulatory approval and commercialization of our product candidates. If we are not able to obtain required regulatory approvals, we will not be able to commercialize our product candidates and our ability to generate product revenue will be adversely affected.

We have invested a significant portion of our time and financial resources in the development of AT‑001, AT‑003 and AT‑007. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in our drug development strategy, and we can provide no assurances that our drug design will prove to be effective, that we will be able to take advantage of expedited regulatory pathways for any of our product candidates, or that we will ultimately be successful in our future clinical trials.

We have not obtained regulatory approval for any product candidate, and it is possible that any product candidates we may seek to develop in the future will not obtain regulatory approval. Neither we nor any future collaborator is permitted to market any product candidates in the United States or abroad until we receive regulatory approval from the FDA or applicable foreign regulatory agency. The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign regulatory authorities is unpredictable and typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

Prior to obtaining approval to commercialize any product candidate in the United States or abroad, we must demonstrate with substantial evidence from well‑controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidate is safe and effective for its intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post‑approval, or it may object to elements of our clinical development program, requiring their alteration.

Of the large number of products in development, only a small percentage successfully complete the FDA or comparable foreign regulatory authorities approval processes and are commercialized. The lengthy approval or marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval or marketing authorization to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

Even if we eventually complete clinical testing and receive approval of a new drug application, or NDA, or foreign marketing application for our product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post‑market clinical trials. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would adversely impact our business and prospects.

In addition, the FDA or comparable foreign regulatory authorities may change their policies, adopt additional regulations or revise existing regulations or take other actions, which may prevent or delay approval of our future product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

Furthermore, even if we obtain regulatory approval for our product candidates, we will still need to develop a commercial organization, establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third‑party and government payors, including government health administration authorities. If we are unable to successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

The development of additional product candidates is risky and uncertain, and we can provide no assurances that we will be able to replicate our approach to drug development for other disease indications.

Efforts to identify, acquire or in‑license, and then develop, product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our efforts may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development, approved products or commercial revenues for many reasons, including the following:

•	the methodology used may not be successful in identifying potential product candidates;
•	competitors may develop alternatives that render any product candidates we develop obsolete;
•	any product candidates we develop may be covered by third parties’ patents or other exclusive rights;
•	a product candidate may be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•	a product candidate may not be accepted as safe and effective by physicians, patients, the medical community or third‑party payors.

We have limited financial and management resources and, as a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater market potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in circumstances under which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. In addition, we may not be successful in replicating our approach to drug development for other disease indications. If we are unsuccessful in identifying and developing additional product candidates or are unable to do so, our business may be harmed.

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.

Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical studies and Phase 1 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through earlier clinical trials.

In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. As an organization, we have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late‑stage clinical trials even after achieving promising results in preclinical testing and earlier clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

Clinical drug development involves a lengthy and expensive process. We may incur additional costs and encounter substantial delays or difficulties in our clinical trials.

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or other comparable regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. For example, we intend to conduct an additional Phase 1 clinical trial of AT‑007 for the treatment of galactosemia in a pediatric population upon successful completion of the planned Phase 1 clinical trial in adults. Successful completion of the trial in adults may take longer than we expect, and the FDA may express additional concerns or require additional trials in adults, which may delay our clinical development plans for AT‑007.

A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including the following:

•	delays in reaching a consensus with regulatory authorities on the design or implementation of our clinical trials;
•	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;
•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or fail to return for post‑treatment follow‑up or we may fail to recruit suitable patients to participate in a trial;

•	clinical trials of our product candidates may produce negative or inconclusive results;
•

imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a class of product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or

•	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue from future drug sales or other sources. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional testing to bridge our modified product candidate to earlier versions. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates, if approved, or allow our competitors to bring competing drugs to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business, financial condition, results of operations and prospects.

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•	be delayed in obtaining marketing approval, or not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to additional post‑marketing testing requirements;
•	be required to perform additional clinical trials to support approval or be subject to additional post‑marketing testing requirements;
•	have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy, or REMS;
•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be sued; or
•	experience damage to our reputation.

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, need to be restructured or be completed on schedule, if at all.

Further, we, the FDA or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our investigational new drug applications, or INDs, or the conduct of these trials. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed.

All of our current product candidates that have proceeded to clinical trials target inhibition of aldose reductase. There can be no assurance that aldose reductase inhibitors will ever receive regulatory approval.

All of our current product candidates that have proceeded to clinical trials target inhibition of the aldose reductase enzyme. There are no currently approved aldose reductase inhibitors on the market outside Japan, India and China, and there can be no assurance that aldose reductase inhibitors will ever receive regulatory approval. Prior attempts to inhibit this enzyme were hindered by nonselective, nonspecific inhibition, which resulted in limited efficacy and significant off‑target safety effects. Our current product candidates, including AT‑001, AT‑003 and AT‑007, may face similar or different challenges that prevent their successful commercialization.

We may not be able to obtain or maintain rare pediatric disease designation or exclusivity for our product candidates, which could limit the potential profitability of our product candidates.

We have obtained orphan drug designation and we may seek rare pediatric disease designation from the FDA for AT‑007 for the treatment of galactosemia. For the purposes of the rare pediatric disease program, a “rare pediatric disease” is a serious or life‑threatening disease in which the serious or life‑threatening manifestations primarily affect individuals aged from birth to 18 years or a rare disease or conditions within the meaning of the Orphan Drug Act. Under the FDA’s rare pediatric disease priority review voucher, or RPD‑PRV, program, upon the approval of an NDA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for an RPD‑PRV that can be used to obtain priority review for a subsequent NDA. The sponsor of the application may transfer (including by sale) the RPD‑PRV to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. Congress has extended the RPD‑PRV program until September 30, 2020, with potential for vouchers to be granted until 2022. This program has been subject to criticism, including by the FDA, and it is possible that even if we obtain approval for AT‑007 for the treatment of galactosemia and qualify for a RPD‑PRV, the program may no longer be in effect at the time of approval. Also, although priority review vouchers may be sold or transferred to third parties, there is no guaranty that we will be able to realize any value if we were to sell a priority review voucher.

A breakthrough therapy designation by the FDA for a product candidate may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

We may seek a breakthrough therapy designation for one or more product candidates. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under conventional FDA procedures and it would not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidate no longer meets the conditions for qualification or it may decide that the time period for FDA review or approval will not be shortened.

We may seek fast track designation from the FDA for AT‑001 for DbCM. Even if granted, fast track designation may not actually lead to a faster development, regulatory review or approval process.

If a product candidate is intended for the treatment of a serious or life‑threatening condition and demonstrates the potential to address unmet needs for this condition, the sponsor may apply for FDA fast track designation. If fast track designation is obtained, the FDA may prioritize interactions with the sponsor concerning the designated development program and initiate review of sections of an NDA before the application is complete, known as “rolling review.” Fast track designation would not ensure that we would experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that we would ultimately obtain regulatory approval.

Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Enrollment and retention of patients in clinical trials is an expensive and time‑consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost‑effective manner. Accordingly, enrollment of our clinical trials could take significantly longer than projected, which would delay any potential approval of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

For example, upon successful completion of the planned Phase 1 clinical trial in adults, we intend to conduct an additional Phase 1 clinical trial of AT‑007 for the treatment of galactosemia in a pediatric population. We are doing this in order to obtain efficacy data on patients representing the most vulnerable subset of our intended population. Such pediatric patients may be difficult to enroll in this trial, and the lack of data on these patients may negatively impact the approvability or labeling of galactosemia.

Our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical trials. Any negative results we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. In addition, we may rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to ensure their actual performance.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur.

In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects or patients. Many times, side effects are only detectable after investigational drugs are tested in large‑scale pivotal trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates have side effects or cause serious or life‑threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

Interim, “top‑line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “top‑line” or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top‑line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

The incidence and prevalence for target patient populations of our product candidates have not been established with precision. If the market opportunities for our product candidates are smaller than we believe they are or any approval we obtain is based on a narrower definition of the patient population, our business may suffer.

We currently focus our drug development on product candidates for the treatment of diseases with high unmet medical need. Our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates. Our estimates of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our beliefs and analyses. These estimates have been derived from a variety of sources, including the scientific literature, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of the diseases we are targeting. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be receptive to treatment with our product candidates, and new patients may become increasingly difficult to identify or access. If the market opportunities for our product candidates are smaller than we estimate, we may not be able to achieve our forecast revenue, which could hinder our business plan and adversely affect our business and results of operations.

We may face substantial competition, which may result in others developing or commercializing drugs before or more successfully than us.

The development and commercialization of new drugs is highly competitive. We may face potential competition with respect to our current product candidates and may face competition with respect to any other product candidates that we may seek to develop or commercialize in the future from pharmaceutical and biotechnology companies, academic institutions, government agencies and other public and private research institutions.

Our competitors may have an advantage over us due to their greater size, resources and institutional experience. In particular, these companies have greater experience and expertise in securing reimbursement, government contracts and relationships with key opinion leaders, conducting testing and clinical trials, obtaining and maintaining regulatory approvals and distribution relationships to market products and marketing approved drugs. These companies also have significantly greater research and marketing capabilities than we do. If we are not able to compete effectively against existing and potential competitors, our business and financial condition may be harmed.

As a result of these factors, our competitors may obtain regulatory approval of their drugs before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop therapies that are safer, more effective, more widely accepted or less expensive than ours, and may also be more successful than we are in manufacturing and marketing their drugs. These advantages could render our product candidates obsolete or non‑competitive before we can recover the costs of such product candidates’ development and commercialization.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and early‑stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We may explore strategic collaborations that may never materialize or we may be required to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.

Over time, our business strategy includes acquiring or in‑licensing additional product candidates for treatments of diseases with high unmet medical need. As a result, we intend to periodically explore a variety of possible strategic collaborations in an effort to gain access to additional product candidates or resources. These strategic collaborations may include partnerships with large strategic partners, particularly for the development of DPN treatments using AT‑001. At the current time however, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic collaborations because of the numerous risks and uncertainties associated with establishing them.

Future collaborations could subject us to a number of risks, including:

•	we may be required to undertake the expenditure of substantial operational, financial and management resources;
•	we may be required to issue equity securities that would dilute our stockholders’ percentage ownership of our company;
•	we may be required to assume substantial actual or contingent liabilities;
•	we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;
•	strategic collaborators may select indications or design clinical trials in a way that may be less successful than if we were doing so;
•

strategic collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;

•

strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement or may elect to discontinue research and development programs;

•	strategic collaborators may not commit adequate resources to the marketing and distribution of our product candidates, limiting our potential revenues from these products;
•

disputes may arise between us and our strategic collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;

•	strategic collaborators may experience financial difficulties;

•

strategic collaborators may not properly maintain, enforce or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

•

business combinations or significant changes in a strategic collaborator’s business strategy may adversely affect a strategic collaborator’s willingness or ability to complete its obligations under any arrangement;

•	strategic collaborators could decide to move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and
•	strategic collaborators could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our product candidates.

Even if any product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third‑party payors or others in the medical community necessary for commercial success.

Even if any product candidates receive marketing approval, they may fail to gain market acceptance by physicians, patients, third‑party payors and others in the medical community. If such product candidates do not achieve an adequate level of acceptance, we may not generate significant drug revenue and may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•	the convenience and ease of administration compared to alternative treatments and therapies;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the efficacy and potential advantages compared to alternative treatments and therapies;
•	the effectiveness of sales and marketing efforts;
•	the strength of our relationships with patient communities;
•	the cost of treatment in relation to alternative treatments and therapies, including any similar generic treatments;
•	our ability to offer such drug for sale at competitive prices;
•	the strength of marketing and distribution support;
•	the availability of third‑party coverage and adequate reimbursement;
•	the prevalence and severity of any side effects; and
•	any restrictions on the use of the drug together with other medications.

Our efforts to educate physicians, patients, third‑party payors and others in the medical community on the benefits of our product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our product candidates. Because we expect sales of our product candidates, if approved, to generate substantially all of our revenues for the foreseeable future, the failure of our product candidates to find market acceptance would harm our business.

Even if we obtain regulatory approvals for our product candidates, they will remain subject to ongoing regulatory oversight.

Even if we obtain regulatory approvals for our product candidates, such approvals will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record keeping and submission of safety and other post‑market information. Any regulatory approvals that we receive for our product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post‑marketing testing, including Phase 4 trials, and surveillance to monitor the quality, safety and efficacy of the drug. Such regulatory requirements may differ from country to country depending on where we have received regulatory approval.

In addition, drug manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, requirements and adherence to commitments made in the NDA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a drug, such as adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured or if a regulatory authority disagrees with the promotion, marketing or labeling of that drug, a regulatory authority may impose restrictions relative to that drug, the manufacturing facility or us, including requesting a recall or requiring withdrawal of the drug from the market or suspension of manufacturing.

If we fail to comply with applicable regulatory requirements following approval of our product candidates, a regulatory authority may:

•	issue an untitled letter or warning letter asserting that we are in violation of the law;
•	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;
•	suspend any ongoing clinical trials;
•	refuse to approve a pending NDA or comparable foreign marketing application or any supplements thereto submitted by us or our partners;
•	restrict the marketing or manufacturing of the drug;
•	seize or detain the drug or otherwise require the withdrawal of the drug from the market;
•	refuse to permit the import or export of product candidates; or
•	refuse to allow us to enter into supply contracts, including government contracts.

Moreover, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off‑label uses, and a company that is found to have improperly promoted off‑label uses may be subject to significant civil, criminal and administrative penalties.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and harm our business, financial condition, results of operations and prospects.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and to spur innovation, but its ultimate implementation is unclear. If we are not able to maintain regulatory compliance with the Cures Act, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the executive orders, will be implemented and the extent to which they will affect the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing them, if and when they are approved.

To successfully commercialize any product candidate that may result from our development programs, we will need to build out our sales and marketing capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time‑consuming and could delay any drug launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may seek to enter into collaborations with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we may be unable to generate sufficient revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well‑funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We will likely also face competition if we seek third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval outside the United States, which would limit our market opportunities.

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for our product candidates in the European Union from the European Commission following the opinion of the European Medicines Agency, or the EMA, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the EMA may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time‑consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. Also, regulatory approval for our product candidates may be withdrawn. If we fail to comply with the applicable regulatory requirements, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business, financial condition, results of operations and prospects could be harmed.

If we commercialize our product candidates outside the United States, a variety of risks associated with international operations could harm our business.

We intend to seek approval to market our product candidates outside the United States, and may do so for future product candidates. If we market approved products outside the United States, we expect that we will be subject to additional risks in commercialization, including:

•	different regulatory requirements for approval of therapies in foreign countries;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	foreign reimbursement, pricing and insurance regimes;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by many of the individual countries in which we may operate, with which we will need to comply. Many biopharmaceutical companies have found the process of marketing their products in foreign countries to be challenging.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidate that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidate that we may develop;
•	loss of revenue;
•	substantial monetary awards to trial participants or patients;
•	significant time and costs to defend the related litigation;
•	withdrawal of clinical trial participants;
•	increased insurance costs;
•	the inability to commercialize any product candidate that we may develop; and
•	injury to our reputation and significant negative media attention.

Any such outcomes could negatively impact our business, financial condition, results of operations and prospects.

Our insurance policies may be inadequate and potentially expose us to unrecoverable risks.

Although we maintain product liability insurance coverage, such insurance may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and if we successfully commercialize any product candidate. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify; however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage and insurers may not respond as we intend to cover insurable events that may occur. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles, and lower coverage limits. For some risks, we may not have or maintain insurance coverage because of cost or availability.

Risks Related to Regulatory Compliance

Our relationships with customers, physicians, and third‑party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians and third‑party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third‑party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti‑Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. For additional information on the healthcare laws and regulations that we may be subject to, see “Business—Government Regulation and Product Approval.”

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government‑funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.

If the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government‑funded healthcare programs. Even if resolved in our favor, litigation or other legal proceedings relating to healthcare laws and regulations may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, manufacturing, sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of litigation or other proceedings relating to applicable healthcare laws and regulations could have an adverse effect on our ability to compete in the marketplace.

Coverage and adequate reimbursement may not be available for our product candidates, which could make it difficult for us to sell profitably, if approved.

Market acceptance and sales of any product candidates that we commercialize, if approved, will depend in part on the extent to which reimbursement for these drugs and related treatments will be available from third‑party payors, including government health administration authorities, managed care organizations and other private health insurers. Third‑party payors decide which therapies they will pay for and establish reimbursement levels. While no uniform policy for coverage and reimbursement exists in the United States, third‑party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor‑by‑payor basis. Therefore, one payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third‑party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co‑payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third‑party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

Third‑party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize any product candidates that we develop.

Healthcare legislative reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post‑approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician‑administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, the Tax Act includes a provision that repealed, effective January 1, 2019, the tax‑based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA‑mandated fees, including the so‑called “Cadillac” tax on certain high‑cost employer‑sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non‑exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA‑qualified health plans and health insurance issuers under the PPACA adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. While the Texas District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement have on our business.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the BBA, which will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which will be fully implemented in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. While some of the proposed measures will require authorization through additional legislation to become effective, the U.S. Congress and the Trump administration have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug, which could have an adverse effect on demand for our product candidates. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. For additional information on healthcare reform, see “Business—Government Regulation and Product Approval.”

Risks Related to Our Dependence on Third Parties

We intend to rely on third parties to produce clinical and commercial supplies of our product candidates.

We do not own or operate facilities for drug manufacturing, storage and distribution, or testing. We are dependent on third parties to manufacture the clinical supplies of our current and any future product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP requirements, for manufacture of both active drug substance and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third‑party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

We also intend to rely on third‑party manufacturers to supply us with sufficient quantities of our product candidates to be used, if approved, for commercialization. We do not yet have a commercial supply agreement for commercial quantities of drug substance or drug product. If we are not able to meet market demand for any approved product, it would negatively impact our ability to generate revenue, harm our reputation, and could have an adverse effect on our business and financial condition.

Further, our reliance on third‑party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	inability to meet our product specifications and quality requirements consistently;
•	delay or inability to procure or expand sufficient manufacturing capacity;
•	issues related to scale‑up of manufacturing;
•	costs and validation of new equipment and facilities required for scale‑up;
•	our third‑party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
•	our third‑party manufacturers may fail to comply with cGMP requirements and other inspections by the FDA or other comparable regulatory authorities;
•	our inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
•	breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•	reliance on single sources for drug components;
•	lack of qualified backup suppliers for those components that are currently purchased from a sole or single‑source supplier;
•	our third‑party manufacturers may not devote sufficient resources to our product candidates;
•	we may not own, or may have to share, the intellectual property rights to any improvements made by our third‑party manufacturers in the manufacturing process for our product candidates;
•	operations of our third‑party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
•	carrier disruptions or increased costs that are beyond our control.

In addition, if we enter into a strategic collaboration with a third party for the commercialization of our current or any future product candidates, we will not be able to control the amount of time or resources that they devote to such efforts. If any strategic collaborator does not commit adequate resources to the marketing and distribution of our product candidates, it could limit our potential revenues.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize our current or any future product candidates once approved. Some of these events could be the basis for FDA action, including injunction, request for recall, seizure, or total or partial suspension of production.

Our business involves the use of hazardous materials and we and our third‑party manufacturers and suppliers must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do, or interrupt our, business.

Our research and development activities and our third‑party manufacturers’ and suppliers’ activities involve the generation, storage, use and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds and wastes. We and our manufacturers and suppliers are subject to environmental, health and safety laws and regulations governing, among other matters, the use, manufacture, generation, storage, handling, transportation, discharge and disposal of these hazardous materials and wastes and worker health and safety. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination or injury, which could result in an interruption of our commercialization efforts, research and development efforts and business operations, damages and significant cleanup costs and liabilities under applicable environmental, health and safety laws and regulations. We also cannot guarantee that the safety procedures utilized by our third‑party manufacturers for handling and disposing of these materials and wastes generally comply with the standards prescribed by these laws and regulations. We may be held liable for any resulting damages costs or liabilities, which could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. Failure to comply with these environmental, health and safety laws and regulations may result in substantial fines, penalties or other sanctions. We do not currently carry hazardous waste insurance coverage.

We rely on third parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We do not currently have the ability to independently conduct any clinical trials. We intend to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our preclinical studies and clinical trials, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future preclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

We and our CROs are required to comply with the good laboratory practices, or GLPs, and GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct GCP‑compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

Our reliance on third parties to conduct clinical trials will result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with CROs and other third parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Such parties may have staffing difficulties, fail to comply with contractual obligations, experience regulatory compliance issues, or undergo changes in priorities or become financially distressed.

These factors may adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or fail to comply with regulatory requirements, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed. While we will have agreements governing their activities, our CROs will not be our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and preclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our business. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology.

If our relationship with any of these CROs terminates, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can negatively impact our ability to meet our desired clinical development timelines. While we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a negative impact on our business, financial condition and prospects.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our product candidates.

Risks Related to Our Intellectual Property

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. If we breach our license agreement with Columbia University or any of the other agreements under which we acquired, or will acquire, the intellectual property rights to our product candidates, we could lose the ability to continue the development and commercialization of the related product.

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our current product candidates AT‑001, AT‑003 and AT‑007 are dependent on our license agreement with The Trustees of Columbia University in the City of New York, or Columbia University. Pursuant to the license agreement with Columbia University, or the 2016 Columbia Agreement, Columbia University granted us an exclusive license under two important patent families, and a nonexclusive license to certain know‑how, owned by Columbia University to develop, manufacture or commercialize certain compounds, including AT‑001, AT‑003 and AT‑007, for the diagnosis and treatment of human and animal diseases and conditions. The license grant is worldwide, with the exception of the patent family that covers AT‑001 and AT‑003. The license grant for the patent family that covers AT‑001 and AT‑003 excludes patent rights in China, Taiwan, Hong Kong and Macao, which Columbia University has exclusively licensed to a third‑party. We cannot prevent Columbia University’s third‑party licensee from developing, manufacturing or commercializing certain compounds, including AT‑001 and AT‑003, but not including AT‑007, in China, Taiwan, Hong Kong and Macao, and we cannot develop, manufacture or commercialize AT‑001 or AT‑003 in these countries, which could have a negative effect on our business.

In addition, we do not have the right to control the preparation, filing, prosecution and maintenance of patents and patent applications covering the technology that we license under the 2016 Columbia Agreement. Therefore, we cannot always be certain that these patents and patent applications will be prepared, filed, prosecuted and maintained in a manner consistent with the best interests of our business. Although we have a right to have our comments considered in connection with the prosecution process, if Columbia University fails to prosecute and maintain such patents, or loses rights to those patents or patent applications as a result of its control of the prosecution activities, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our product candidates that are the subject of such licensed rights could be adversely affected.

If we fail to meet our obligations under the 2016 Columbia Agreement in any material respect, and fail to cure such breach in a timely fashion, then Columbia University may terminate the 2016 Columbia Agreement. If the 2016 Columbia Agreement is terminated, and we lose our intellectual property rights under the 2016 Columbia Agreement, this may result in a complete termination of our product development and any commercialization efforts for AT‑001, AT‑003 and AT‑007. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the 2016 Columbia Agreement, we may not be able to do so in a timely manner, at an acceptable cost or at all. For more information on the 2016 Columbia Agreement, see the section titled “Business—Exclusive License Agreement with Columbia University.”

Furthermore, license agreements we enter into in the future may not provide exclusive rights to use intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and products. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses.

If we are unable to obtain and maintain patent protection for our product candidates and technology, or if the scope of the patent protection obtained is not sufficiently broad or robust, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize our product candidates and technology may be adversely affected.

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and our technology. We and our licensors have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and our technology that are important to our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates or which effectively prevent others from commercializing competitive technologies and product candidates. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by such third party, or by the U.S. Patent and Trademark Office, or USPTO, itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

The patent prosecution process is expensive, time‑consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

We or our licensors have not pursued or maintained, and may not pursue or maintain in the future, patent protection for our product candidates in every country or territory in which we may sell our products, if approved. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from infringing our patents in all countries outside the United States, or from selling or importing products that infringe our patents in and into the United States or other jurisdictions.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if the patent applications we license or own do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative products in a non‑infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Furthermore, our owned and in‑licensed patents may be subject to a reservation of rights by one or more third parties. For example, the research resulting in certain of our owned and in‑licensed patent rights and technology was funded in part by the U.S. government. As a result, the government may have certain rights, or march‑in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for noncommercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march‑in rights to use or allow third parties to use our licensed technology. The government can exercise its march‑in rights if it determines that action is necessary because we fail to achieve practical application of the government‑funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

Obtaining and maintaining our patent rights depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the USPTO and various government patent agencies outside the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on our service providers or our licensors to pay these fees. The USPTO and various non‑U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products or technologies, we may not be able to stop a competitor from marketing products that are the same as or similar to our product candidates, which would have an adverse effect on our business. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

In addition, if we fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patent rights. In addition, if we are responsible for patent prosecution and maintenance of patent rights in‑licensed to us, any of the foregoing could expose us to liability to the applicable patent owner.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of product candidates such as AT‑001, AT‑003 and AT‑007, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, provided that the patent is not enforceable for more than 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a negative impact on the success of our business.

Our commercial success depends, in part, upon our ability and the ability of others with whom we may collaborate to develop, manufacture, market and sell our current and any future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third‑party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our current and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this is a high burden and requires us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Other companies and research institutions have filed, and may file in the future, patent applications related to AR inhibitors and their therapeutic use. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third‑party patents or patent applications, or we may incorrectly conclude that a third‑party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes that our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from nonpracticing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit.

If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidate(s) and technology. Under any such license, we would most likely be required to pay various types of fees, milestones, royalties or other amounts. Moreover, we may not be able to obtain any required license on commercially reasonable terms or at all.

The licensing or acquisition of third‑party intellectual property rights is a competitive area, and more established companies may also pursue strategies to license or acquire third‑party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third‑party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third‑party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have an adverse effect on our business, financial condition, results of operations and prospects. Furthermore, even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. We may be required to indemnify collaborators or contractors against such claims. A finding of infringement could prevent us from manufacturing and commercializing our current or any future product candidates or force us to cease some or all of our business operations, which could harm our business. Even if we are successful in defending against such claims, litigation can be expensive and time‑consuming and would divert management’s attention from our core business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock.

Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Certain of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know‑how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self‑executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time‑consuming and unsuccessful.

Competitors may infringe, misappropriate or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time‑consuming and are likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our owned or licensed patents at risk of being invalidated or interpreted narrowly and could put our owned or licensed patent applications at risk of not issuing. The initiation of a claim against a third party might also cause the third party to bring counterclaims against us, such as claims asserting that our patent rights are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non‑enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post‑grant proceedings such as ex parte reexaminations, inter partes review, post‑grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is or will be no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Our business could be harmed if in litigation the prevailing party does not offer us a license, or if the license offered as a result is not on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock.

We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating or from successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our current and any future product candidates.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy‑Smith America Invents Act, or the America Invents Act, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third‑party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO‑administered post‑grant proceedings, including post‑grant review, inter partes review, and derivation proceedings. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce patents that we own, have licensed or might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions, changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we own or have licensed or that we may obtain in the future.

We may not be able to protect our intellectual property rights throughout the world, which could negatively impact our business.

Filing, prosecuting and defending patents covering our current and any future product candidates in all countries throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we or our licensors have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection but where patent enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents, and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Since we rely on third parties to help us discover, develop and manufacture our current and any future product candidates, or if we collaborate with third parties for the development, manufacturing or commercialization of our current or any future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third‑party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know‑how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, third‑party contractors and consultants to publish data potentially relating to our trade secrets. Despite our efforts to protect our trade secrets, we may not be able to prevent the unauthorized disclosure or use of our technical know‑how or other trade secrets by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third‑party illegally or unlawfully obtained and is using our trade secrets, like patent litigation, is expensive and time‑consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent and trademark protection for our product candidates, we also rely on trade secrets, including unpatented know‑how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees, advisors and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time‑consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, our competitors may independently develop knowledge, methods and know‑how equivalent to our trade secrets. Competitors could purchase our products and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time‑consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. We have not yet selected trademarks for our product candidates and have not yet begun the process of applying to register trademarks for our current or any future product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

In addition, any proprietary name we propose to use with our current or any other product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

Intellectual property rights do not necessarily address all potential threats to our business.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

•	others may be able to make compounds or formulations that are similar to our product candidates but that are not covered by the claims of any patents, should they issue, that we own or license;
•	we or our licensors might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or license;
•	we or our licensors might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
•

our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive drugs for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

We are highly dependent on the services of our Chief Executive Officer and Chairman, Dr. Shoshana Shendelman, and our Chief Medical Officer, Dr. Riccardo Perfetti, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical and scientific personnel, our business will be harmed.

We are highly dependent on our Chief Executive Officer and Chairman, Dr. Shoshana Shendelman, and our Chief Medical Officer, Dr. Riccardo Perfetti. Each of them may currently terminate their employment with us at any time. The loss of the services of either of these persons could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining other senior executives, qualified scientific and clinical personnel and, if we progress the development of any of our product candidates, commercialization, manufacturing and sales and marketing personnel, will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high‑quality personnel, our ability to pursue our growth strategy will be limited.

Our future performance will also depend, in part, on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations. Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.

We expect to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2019, we had 9 full‑time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a significant disruption of our product development programs and our ability to operate our business effectively, and adversely affect our business and operating results.

Our internal computer systems, cloud‑based computing services and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from computer viruses, data corruption, cyber‑based attacks, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, federal, state and international laws and regulations, such as the European Union’s General Data Protection Regulation, or the GDPR, which took effect in May 2018, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, our software systems include cloud‑based applications that are hosted by third‑party service providers with security and information technology systems subject to similar risks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in other jurisdictions, provide accurate information to the FDA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self‑dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government‑funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a negative impact on our business, financial condition, results of operations and prospects.

Any future acquisitions or strategic collaborations may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities and/or subject us to other risks.

From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary drugs, intellectual property rights, technologies or businesses, as deemed appropriate to carry out our business plan. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the assumption of additional indebtedness or contingent or unknown liabilities;
•	assimilation of operations, intellectual property and drugs of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management’s attention from our existing drug programs and initiatives in pursuing such a strategic partnership, merger or acquisition;
•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or product candidates and regulatory approvals; and
•

our inability to generate revenue from acquired technology and/or drugs sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we engage in future acquisitions or strategic partnerships, we may issue dilutive securities, assume or incur debt obligations, incur large one‑time expenses, and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technology or drugs that may be important to the development of our business.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile and fluctuate substantially, and you could lose all or part of your investment.

The market price of our common stock is likely to be volatile. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section, the market price for our common stock may be influenced by the following:

•	the commencement, enrollment or results of our planned or future clinical trials of our product candidates or those of our competitors;
•	the success of competitive drugs or therapies;

•	regulatory or legal developments in the United States and other countries;
•	the success of competitive products or technologies;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in‑license additional product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, including coverage and adequate reimbursement for any approved drug;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad; and
•	investors’ general perception of us and our business.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock.

Some companies that have experienced volatility in the trading price of their shares have been the subject of securities class action litigation. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation is costly and time‑consuming, and could divert our management’s attention and our resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our common stock.

A public market may not develop or be liquid enough for you to sell your shares quickly or at market price.

Prior to our initial public offering, or IPO, in May 2019, there had not been a public market for our common stock. If an active trading market for our common stock does not develop, you may not be able to sell your shares quickly or at the market price. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon shares of our common stock outstanding as of May 31, 2019, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing approximately 54.8% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

If research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. Equity research analysts may discontinue research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. We do not have any control over the analysts or the content and opinions included in their reports. The price of our shares could decline if one or more equity research analysts downgrade our shares or issue other unfavorable commentary or research about us. If one or more equity research analysts cease coverage of us or fail to publish reports on us regularly, demand for our shares could decrease, which in turn could cause the trading price or trading volume of our common stock to decline.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

You should not rely on an investment in our common stock to provide dividend income. We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

We have broad discretion in the use of our cash and cash equivalents, and may use them in ways with which you do not agree or in ways that do not increase the value of your investment.

Our management will have broad discretion in the application of our cash and cash equivalents, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in additional operating losses that could have a negative impact on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have outstanding 17,052,202 shares of common stock as of May 31, 2019. This includes the shares that we sold in the IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The remaining 13,052,202 shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, holders of an aggregate of 7,538,671 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not EGCs, including:

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and
•	not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We currently take advantage of some or all of these reporting exemptions until we are no longer an EGC. We will remain an EGC until the earlier of (i) December 31, 2024, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the first fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the prior June 30th, and (iv) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

In addition, under Section 107(b) of the JOBS Act, EGCs can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as other public companies that are not EGCs.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes‑Oxley Act of 2002, or the Sarbanes‑Oxley Act, and rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time‑consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404 of the Sarbanes‑Oxley Act, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that not all members of the board are elected at one time;
•	allow the authorized number of our directors to be changed only by resolution of our board of directors;
•	limit the manner in which stockholders can remove directors from the board;
•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•	limit who may call stockholder meetings;
•

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so‑called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•	require the approval of the holders of at least 66 2/3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, with respect to any state actions or proceedings under Delaware statutory or common law, the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a breach of fiduciary duty;
•

any action asserting a claim against us or any of our directors, officers, employees or agents arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws;

•	any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; and
•	any action asserting a claim against us or any of our directors, officers, employees or agents that is governed by the internal‑affairs doctrine.

These exclusive‑forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find an exclusive‑forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

Since January 1, 2019 we have made sales of the following unregistered securities (share and per share amounts reflect a 55.2486‑for‑1 stock split of our common stock effected on April 26, 2019):

(1)

During the three months ended March 31, 2019, we granted to our employee’s stock options to purchase an aggregate of 1,349,940 shares of our common stock at an exercise price of $4.70 per share pursuant to our 2016 Equity Incentive Plan, as amended, or the 2016 Plan.

(2)

In February 2019, we issued and sold an aggregate of 442,925 shares of our Series B convertible preferred stock to five accredited investors and certain members of our board of directors at a price per share of $7.49 for an aggregate purchase price of approximately $3.3 million.

The offers, sales and issuances of the securities described in this section were exempt from registration either under Rule 701 promulgated under the Securities Act of 1933, as amended, or the Securities Act, in that the transactions were underwritten compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act in that the transactions did not involve any public offering within the meaning of Section 4(a)(2) or, in certain cases, were acquired by accredited investors. Appropriate legends were affixed to the securities issued in these transactions.

Use of Proceeds from the IPO

On May 16, 2019, we completed our IPO and issued 4,000,000 shares of our common stock at an initial offering price of $10.00 per share. We received net proceeds from the IPO of approximately $34.0 million, after deducting underwriting discounts and commissions of approximately $2.8 million, and estimated expenses of approximately $3.2 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Citigroup Global Markets Inc., Cowen and Company, LLC and UBS Securities LLC acted as joint book-running managers. Robert W. Baird & Co. Incorporated acted as lead manager for the IPO.

Shares of our common stock began trading on The Nasdaq Global Market on May 14, 2019. The offer and sale of the shares were registered under the Securities Act on Registration Statement on Form S‑1 (Registration No. 333‑230838), which was declared effective on May 13, 2019.

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. We invested the funds received in cash and cash equivalents in accordance with our investment policy. We have not used any of the proceeds from the IPO.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S‑1 (File No. 333-230838), filed with the SEC on April 12, 2019).

3.2

Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-230838), filed with the SEC on April 12, 2019).

4.1

Amended and Restated Registration Rights Agreement, by and among the Company and certain of its stockholders, dated November 5, 2018 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-230838), filed with the SEC on April 12, 2019).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10‑Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED THERAPEUTICS, INC.

Date: June 21, 2019	By:	/s/ Shoshana Shendelman, Phd.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: June 21, 2019	By:	/s/ Mark Vignola, Ph.D.
Mark Vignol, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)