Form 10-Q
period 2019-06-30
Applied Therapeutics Inc.
filed 2019-08-12
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, the registrant had 17,052,202 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2019	2018
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,076	$18,748
Prepaid expenses and other current assets	5,708	1,498
Total current assets	46,784	20,246
TOTAL ASSETS	$46,784	$20,246
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	3,987	3,015
Accrued expenses and other current liabilities	2,793	1,413
Total current liabilities	6,780	4,428
Other liabilities
Total liabilities	6,780	4,428
Series A convertible preferred stock, $0.0001 par value; 0 shares and 3,093,898 shares authorized at June 30, 2019 and December 31, 2018, respectively; 0 shares and 3,093,898 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively; liquidation preference of $0 and $7,000 at June 30, 2019 and December 31, 2018, respectively	—	6,254
Series B convertible preferred stock, $0.0001 par value; 0 shares and 7,790,052 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 0 shares and 4,001,848 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively; liquidation preference of $0 and $29,964 as of June 30, 2019 and December 31, 2018, respectively	—	29,156
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value; 100,000,000 and 20,441,982 shares authorized as of June 30, 2019 and December 31, 2018, respectively; 17,052,202 shares and 5,513,531 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1	—
Additional paid-in capital	78,427	1,665
Accumulated deficit	(38,424)	(21,257)
Total stockholders' equity (deficit)	40,004	(19,592)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$46,784	$20,246

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
OPERATING EXPENSES:
Research and development	$4,254	$1,937	$11,128	$3,385
General and administrative	4,183	400	6,037	820
Total operating expenses	8,437	2,337	17,165	4,205
LOSS FROM OPERATIONS	(8,437)	(2,337)	(17,165)	(4,205)
OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	—	(533)	(1)	(815)
Other expense	—	(315)	—	(501)
Total other income (expense), net	—	(848)	(1)	(1,316)
Net loss	$(8,437)	$(3,185)	$(17,166)	$(5,521)
Net loss attributable to common stockholders—basic and diluted	$(8,437)	$(3,185)	$(17,166)	$(5,521)
Net loss per share attributable to common stockholders—basic and diluted	$(0.60)	$(0.58)	$(1.76)	$(1.01)
Weighted-average common stock outstanding—basic and diluted	13,945,939	5,463,489	9,776,582	5,460,983

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Convertible		Convertible		$0.0001		Additional		Total
	Preferred Stock		Preferred Stock		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, December 31, 2017	3,093,898	$6,254	—	$—	5,458,450	$—	$775	$(4,736)	$(3,961)
Stock-based compensation expense	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	(2,335)	(2,335)
BALANCE, March 31, 2018	3,093,898	$6,254	$—	$—	5,458,450	$—	$801	$(7,071)	$(6,270)
Exercise of options for common stock issued under Equity Incentive Plan	—	—	—	—	9,171	—	9	—	9
Stock-based compensation expense	—	—	—	—	—	—	76	—	76
Net loss	—	—	—	—	—	—	—	(3,185)	(3,185)
BALANCE, June 30, 2018	$3,093,898	$6,254	$—	$—	$5,467,621	$—	$886	$(10,256)	$(9,370)

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Convertible		Convertible		$0.0001		Additional		Total
	Preferred Stock		Preferred Stock		Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, December 31, 2018	3,093,898	$6,254	4,001,848	$29,156	5,513,531	$—	$1,665	$(21,257)	$(19,592)
Issuance of Series B convertible preferred stock for cash, net of issuance costs of $266	—	—	442,925	3,051	—	—	—	—	—
Issuance of common stock warrants in connection with the issuance of Series B convertible preferred stock	—	—	—	—	—	—	80	—	80
Stock-based compensation expense	—	—	—	—	—	—	325	—	325
Net loss	—	—	—	—	—	—	—	(8,730)	(8,730)
BALANCE, March 31, 2019	3,093,898	6,254	4,444,773	32,207	5,513,531	—	2,070	(29,987)	(27,917)
Conversion of Series A convertible preferred stock into common stock upon closing of initial public offering	(3,093,898)	(6,254)	—	—	3,093,898	—	6,254	—	6,254
Conversion of Series B convertible preferred stock into common stock upon closing of initial public offering	—	—	(4,444,773)	(32,207)	4,444,773	1	32,207	—	32,208
Issuance of common stock upon initial public offering, net of issuance costs of $5,383	—	—	—	—	4,000,000	—	34,617	—	34,617
Stock-based compensation expense	—	—	—	—	—	—	3,279	—	3,279
Net loss	—	—	—	—	—	—	—	(8,437)	(8,437)
BALANCE, June 30, 2019	$—	$—	$—	$—	$17,052,202	$1	$78,427	$(38,424)	$40,004

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,166)	$(5,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,604	102
Non-cash interest expense	—	815
Change in fair value of derivative liability	—	474
Change in fair value of warrant liability	—	27
Changes in operating assets and liabilities:
Prepaid expenses	(4,330)	(858)
Accounts payable	462	130
Accrued expenses and other current liabilities	1,369	1,538
Net cash used in operating activities	(16,061)	(3,293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B convertible preferred stock, net of cash issuance costs of $186	3,131	—
Proceeds from issuance of convertible promissory notes, net of cash issuance costs of $440	—	5,560
Payment of offering costs	(1,942)	—
Proceeds from the initial public offering, net of underwriter commissions	37,200	—
Exercise of stock options for common stock under Equity Incentive Plan	—	9
Net cash provided by financing activities	38,389	5,569
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,328	2,276
Cash and cash equivalents at beginning of period	18,748	3,277
Cash and cash equivalents at end of period	$41,076	$5,553
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Issuance of warrants in connection with convertible promissory notes	$—	$74
Issuance of warrants in connection with Series B convertible preferred stock	$80	$—
Derivative liability in connection with issuance of convertible promissory notes	$—	$1,896
Initial public offering costs in accrued expenses	$11	$—
Initial public offering costs in accounts payable	$510	$—
Conversion of Preferred Stock to Equity Following IPO	$38,461	$—

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

On May 16, 2019, the Company completed an initial public offering (“IPO”) in which the Company issued and sold 4,000,000 shares of its common stock at a public offering price of $10.00 per share, for aggregate gross proceeds of $40.0 million. The Company received net of proceeds $34.6 million, after deducting underwriting discounts and commissions and offering costs. Prior to the completion of the IPO, the Company primarily funded its operations with proceeds from the sale of convertible preferred stock (see Note 8).

In connection with the IPO, the Company effected a 55.2486-for-1 stock split of its issued and outstanding shares of common stock and convertible preferred stock. The stock split became effective on April 26, 2019. Stockholders entitled to fractional shares as a result of the forward stock split received cash payment in lieu of receiving fractional shares. All share and per share amounts for all periods presented in the accompanying condensed financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately increased and the respective per share value and exercise prices, if applicable, were proportionately decreased in accordance with the terms of the agreements governing such securities.

Upon the closing of the IPO on May 16, 2019, all of the then-outstanding shares of convertible preferred stock automatically converted into 7,538,671 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of convertible preferred stock outstanding.

The accompanying unaudited condensed financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-230838), filed with the SEC pursuant to Rule 424(b)(4) on May 14, 2019 (the “Prospectus”).

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of June 30, 2019, results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

Management believes that the Company’s existing cash, together with the net proceeds from the IPO, will allow the Company to continue its operations for at least 12 months from the issuance date of these financial statements.  If the Company is unable to obtain additional funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Prospectus. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2019.

Stock‑Based Compensation

The Company accounts for its stock-based compensation as expense in the condensed statements of operations based on the awards' grant date fair values. The Company accounts for forfeitures as they occur by reversing any expense recognized for unvested awards.

The Company estimates the fair value of options granted using the Black-Scholes option pricing model with the exception of stock options that include service, performance and market conditions, which are valued using the Monte-Carlo simulation model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. The Company has historically been a private company and lacks company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company uses the simplified method as allowed by the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.  A Monte-Carlo simulation is an analytical method used to estimate fair value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes from these trial runs based on the specific vesting conditions.

The fair value of stock-based payments is recognized as expense over the requisite service period which is generally the vesting period, with the exception of the fair value of stock-based payments for awards that include service, performance and market conditions, which is recognized as expense over the derived service period determined using the Monte-Carlo simulation.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in the statement of stockholders’ (deficit) equity as a reduction of proceeds generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the statement of operations.

Upon closing the IPO in May 2019, $2.6 million in deferred offering costs were reclassified from prepaid and other current assets and recorded against the IPO proceeds reducing additional paid-in capital.  As of June 30, 2019, the Company did not have any deferred offering costs recorded in prepaid and other current assets.

Recently Adopted Accounting Pronouncements

The new accounting pronouncements recently adopted by the Company are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Prospectus as filed with the SEC on May 14, 2019.  Except as described below, there have been no new accounting pronouncements adopted by the Company during the six months ended June 30, 2019.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases on their balance sheet date (“ASU No. 2016-02”). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018. In July 2018, an amendment was made that allows companies the option of using the effective date of the new standard as the initial application date (at the beginning of the period in which the new standard is adopted, rather than at the beginning of the earliest comparative period). This update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize the associated lease assets and lease liabilities on its balance sheet. Additionally, in March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements (“ASU No. 2019-01”). ASU No. 2019-01 clarifies the transition guidance related to interim disclosures provided in the year of adoption. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease did not significantly change from previous U.S. GAAP. The modified retrospective method includes several optional practical expedients that entities may elect to apply, as well as transition guidance specific to nonstandard leasing transactions. The Company adopted Topic 842 on January 1, 2019 using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods are presented in accordance with the previous guidance under ASC 840.

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

The adoption of this standard did not have an impact on the Company’s condensed balance sheet as all of the Company’s leases are for terms that are less than 12 months.  Additionally, the adoption of this standard did not have a material impact on the Company’s condensed statements of operations or condensed statements of cash flows.

As further described in Note 12—Subsequent Events, on August 6, 2019 the Company entered into a lease for new office space. The Company is currently evaluating the impact of this lease to the Company’s consolidated financial statements under ASC 842.

Recently Issued Accounting Pronouncements

There have been no additional new accounting pronouncements or changes to accounting pronouncements during the six months ended June 30, 2019 that could be expected to materially impact the Company’s unaudited condensed financial statements.

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

During the three and six months ended June 30, 2019, the Company recorded $24,000 and $25,000, respectively, in research and development expense and $0.1 million and $0.3 million, respectively, in general and administrative expense related to the Columbia Agreements. During the three and six months ended June 30, 2018, the Company recorded $0.1 million and $0.3 million, respectively, in research and development expense and $36,000 and $0.1 million, respectively, in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $1.7 million in expense from the execution of the Columbia Agreements through June 30, 2019.

As of June 30, 2019, the Company had $0.2 million due to Columbia University included in accrued expenses and $49,000 included in accounts payable. As of December 31, 2018, the Company had $0.1 million due to Columbia University included in accrued expenses and $0.1 million included in accounts payable.

3. FAIR VALUE MEASUREMENTS

As of June 30, 2019 and December 31, 2018, the Company did not have financial assets or liabilities that are measured at fair value on a recurring basis.

During the three and six months ended June 30, 2018, the Company had Level 3 financial liabilities that were measured at fair value on a recurring basis. The Company's convertible promissory notes issued on February 5, 2018 (the "2018 Notes") (see Note 4), contained certain features which met the criteria to be bifurcated and accounted for separately from the 2018 Notes (the "Derivative Liability").  Also in connection with the issuance of the 2018 Notes, the Company had a contingent obligation to issue common stock warrants ("2018 Notes Warrants") upon the conversion of the 2018 Notes into Series B convertible preferred stock ("Series B Preferred Stock") (the "Warrant Liability"). The Derivative Liability and the Warrant Liability were initially recorded at fair value of $1.9 million and $0.1 million, respectively, and were subsequently remeasured at fair value at each reporting period. In November 2018, the Derivative Liability was settled in connection with the extinguishment of the 2018 Notes (see Note 4).

The following table provides a roll forward of the aggregate fair values of the Derivative Liability and Warrant Liability as of June 30, 2018, for which fair value is determined using Level 3 inputs (in thousands):

	Derivative	Warrant
	Liability	Liability
Balance as of January 1, 2018	$—	$—
Initial fair value of Derivative Liability	1,896	—
Initial fair value of Warrant Liability	—	74
Change in fair value	180	6
Balance as of March 31, 2018	$2,076	$80
Change in fair value	294	21
Balance as of June 30, 2018	$2,370	$101

Changes in the fair value of the Derivative Liability and Warrant Liability were recognized in other income (expense), net in the condensed statement of operations. The Company recognized other expense in connection with the Derivative Liability of $0.3 million and $0.5 million during the three and six months ended June 30, 2018, respectively. The Company recognized other income in connection with the Warrant Liability of $21,000 and $27,000 during the three and six months ended June 30, 2018, respectively.

4. CONVERTIBLE PROMISSORY NOTES

There were no convertible promissory notes outstanding as of June 30, 2019 and December 31, 2018.

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

In connection with the 2018 Notes, the Company paid legal costs and bank fees of $0.4 million and were obligated to issue the 2018 Notes Warrants (see Note 3 and Note 9) with an initial fair value of $0.1 million, which were capitalized and recorded as a debt discount. The debt discount, which included the Derivative Liability and 2018 Notes Warrants, was amortized at an effective interest rate of 54.9% using the effective interest method over the term of the loan. In connection with the 2018 Notes, the Company recognized interest expense of $0.5 million and $0.8 million during the three and six months ended June 30, 2018, respectively. The interest expense includes amortization of the debt discount of $0.3 million and $0.5 million for the three and six months ended June 30, 2018 , respectively.

In November 2018, in connection with the Company’s issuance and sale of Series B Preferred Stock, all of the then-outstanding principal and accrued interest under the 2018 Notes, totaling $6.6 million, was automatically converted into 1,097,721 shares of Series B Preferred Stock at a price equal to 80% of the $7.49 per share price paid by investors in the Series B Preferred Stock financing.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Deferred offering costs	$—	$310
Prepaid research and development expenses	2,119	1,044
Prepaid rent expenses	85	65
Prepaid insurance expenses	2,694	1
Other prepaid expenses and current assets	810	78
Total prepaid expenses & other current assets	$5,708	$1,498

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued pre-clinical and clinical expenses	$1,723	865
Accrued professional fees	293	312
Accrued compensation and benefits	433	56
Accrued patent expenses	198	126
Other	146	54
Total accrued expenses & other current liabilities	$2,793	$1,413

7. STOCK‑BASED COMPENSATION

Equity Incentive Plans

In May 2019, the Company's board of directors (the "Board") adopted its 2019 Equity Incentive Plan ("2019 Plan"), which was subsequently approved by its stockholders and became effective on May 13, 2019. As a result, no additional awards under the Company's 2016 Equity Incentive Plan, as amended (the "2016 Plan") will be granted and all outstanding stock awards granted under the 2016 Plan that are repurchased, forfeited, expired or are cancelled will become available for grant under the 2019 Plan in accordance with its terms. The 2016 Plan will continue to govern outstanding equity awards granted thereunder.

The 2019 Plan provides for the issuance of incentive stock options ("ISOs") to employees, and for the grant of nonstatutory stock options ("NSOs"), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards to the Company's employees, officers and directors, as well as non- employees, consultants and affiliates to the Company. Under the terms of the 2019

Plan, stock options may not be granted at an exercise price less than fair market value of the Company's common stock on the date of the grant. The 2019 Plan will be administered by the Compensation Committee of the Company's Board.

Initially, subject to adjustments as provided in the 2019 Plan, the maximum number of the Company's common stock that may be issued under the 2019 Plan is 4,530,000 shares, which is the sum of (i) 1,618,841 new shares, plus (ii) the number of shares (not to exceed 2,911,159 shares) that remained available for the issuance of awards under the 2016 Plan, at the time the 2019 Plan became effective, and (iii) any shares subject to outstanding stock options or other stock awards granted under the 2016 Plan that are forfeited, expired, or reacquired. The 2019 Plan provides that the number of shares reserved and available for issuance under the 2019 Plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board. Subject to certain changes in capitalization of the Company, the aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of ISOs shall be equal to 13,000,000 shares of common stock. Stock options awarded under the 2019 Plan expire 10 years after grant and typically vest over four years.

As of June 30, 2019, there were options to purchase 3,855,083 shares of common stock outstanding under the 2016 Plan and 2019 Plan and 674,917 shares of common stock were available for future issuance under the 2019 Plan.

Stock-Based Compenstion Expense

Total stock-based compensation expense recorded for employees, directors and non-employees during the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$1,445	$37	$1,592	$50
General and administrative	1,833	39	2,012	53
Total stock-based compensation expense	$3,278	$76	$3,604	$103

During the six months ended June 30, 2019, the Company granted options to purchase 2,657,628 shares of common stock.  The Company recorded stock-based compensation expense for options granted during the three and six months ended June 30, 2019 of $3.3 million and $3.6 million, respectively. As of June 30, 2019 and December 31, 2018, there were 3,855,083 and 1,202,979 options outstanding, respectively. The weighted‑average fair value of options granted during the six months ended June 30, 2019 and 2018 was $4.79 and $1.03 per share, respectively. As of June 30, 2019, the total unrecognized stock‑based compensation balance for unvested options was $10.8 million expected to be recognized over a period of 2.7 years.

The following table summarizes the information about options outstanding at June 30, 2019 (in thousands, except share and per share data):

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2018	1,202,979	$1.35	9.14	$4,029
Options granted	2,657,628	$7.34
Options exercised	—	$—		$—
Forfeited	(5,524)	$—		—
Expired	—	$—		—
Outstanding at June 30, 2019	3,855,083	$5.48	9.21	$13,303
Exercisable at June 30, 2019	1,380,612	$2.74	9.06	$7,598
Nonvested at June 30, 2019	2,474,471	$7.00	9.64	$5,705

In April 2019, the Company modified certain stock options, originally granted under the 2016 Plan. As a result of this modification, the Company accelerated the vesting for some of the stock options. There was no incremental stock-based compensation expense as a result of this modification as the fair-value-based measures of the modified awards immediately after the modification were less than the fair-value-based measures of the original awards immediately before the modification.

Stock Options Granted to Employees that Contain Service, Performance and Market Conditions

Included in the stock options granted during the six months ended June 30, 2019 were 159,501 stock options that contain service-, performance- and market-based vesting conditions granted to the Company's interim Chief Financial Officer ("CFO") with a fair value at the grant date of $0.5 million, valued using the Monte-Carlo simulation model. The derived service period, calculated using the Monte-Carlo simulation model, ranged from one day to three years.  The assumptions used in the Monte-Carlo simulation model were as follows:

Six Months Ended
June 30,
2019
Time to expiration (in years)	10.0
Volatility	68.54%
Risk-free interest rate	2.64%
Dividend yield	0.00%
Cost of equity	24.00%
Fair value of underlying common stock (as of valuation date)	$5.85

The compensation expense for these awards is recognized over the derived service period, or, if earlier, until the vesting condition is met.

The condition for the performance-based stock options was based on the Company's completion of its IPO and the condition for the market-based stock options was based on the future price of the Company's common stock trading at or above a specified threshold. During the six months ended June 30, 2019, 79,778 of the stock options containing service-, and performance-based vesting conditions were vested following the satisfaction of service- and performance-based conditions.

In May 2019, the Company entered into a severance agreement, effective on May 31, 2019 ("Termination Date"), with the interim CFO. As part of this severance arrangement and as of the Termination Date, the Company accelerated the vesting of 79,723 unvested options, which were originally granted to the former CFO under the 2016 Plan. As a result of this modification, the Company recorded stock-based compensation expense of $0.6 million included in general and administrative expense for the three months and six months ended June 30, 2019. The Company accounted for this modification as a Type III modification since, at the modification date, the expectation of the award vesting changed from improbable to probable.  As a result, the stock-based compensation expense recognized was based on the modification-date fair value.

As of June 30, 2019 there were no outstanding stock options containing service-, performance-, and market-based vesting conditions.

During the three and six months ended June 30, 2019, the Company incurred $0.7 million and $0.8 million, respectively, in stock-based compensation expense relating to the vesting of stock options containing service-, performance- and market-based vesting conditions, which includes the stock-based compensation expense resulting from the modification of these options in May 2019 and were included in general and administrative expense as of June 30, 2019.

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided, that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of June 30, 2019, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

Common Stock

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of the stockholders. There are no cumulative voting rights.

Preferred Stock

In February 2019, the Company issued 442,925 shares of Series B Preferred Stock at $7.49 per share for gross proceeds of approximately $3.3 million.  Issuance costs were $0.3 million, which included the obligation to issue warrants to purchase common stock (see Note 9).

Upon completion of the IPO, all 7,538,671 shares of outstanding Series A Preferred Stock (“Series A Preferred Stock”) and Series B Preferred Stock (collectively , "the Preferred Stock") was converted into common stock on a one-to-one basis. As of June 30, 2019, there were no shares of preferred stock outstanding.

As of December 31, 2018, the Preferred Stock consisted of the following (in thousands, except share data):

	December 31, 2018
		Preferred
	Preferred	Stock Issued			Common stock
	Stock	and	Carrying	Liquidation	Issuable Upon
	Authorized	Outstanding	Value	Value	Conversion
Series A Preferred Stock	3,093,898	3,093,898	$6,254	$7,000	3,093,898
Series B Preferred Stock	7,790,052	4,001,848	29,156	29,964	4,001,848
	10,883,950	7,095,746	$35,410	$36,964	7,095,746

The rights and privileges of the preferred stockholders were as follows:

Voting

The holders of Preferred Stock had the right to one vote for each share of common stock into which such Preferred Stock could be converted and will vote together with the holders of common stock as a single class.

Dividends

Dividends were payable to holders of Preferred Stock prior to payment of any dividend to holders of common stock. Dividends were payable when and if declared out of funds legally available and such dividends were not cumulative. In the event the Board declared a dividend payable on the common stock, the holders of the Preferred Stock were entitled to receive the amount of dividends per share of Preferred Stock that would be payable on the number of whole shares of the common stock into which each share of such Preferred Stock held by each holder could be converted into.

Liquidation

Prior to the IPO, in the event of any liquidation, dissolution or winding up of the Company, or a Deemed Liquidation Event (as defined below), the holders of shares of Preferred Stock then outstanding would have been entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of common stock by reason of their ownership thereof, in an amount per share equal to the greater of (i) the original issue price ($2.26 per share for Series A Preferred Stock and $7.49 per share for Series B Preferred Stock) plus any dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had each series of Preferred Stock been converted into common stock immediately prior to a liquidation, dissolution or winding up of the Company or Deemed Liquidation Event. If upon any such liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, the proceeds would have been insufficient to pay the holders of shares of Preferred Stock the full amount to which they shall be entitled, the holders of shares of Preferred Stock would have shared ratably in any distribution of the proceeds in proportion to the respective amounts which would have otherwise been payable in respect of the shares of Preferred Stock held by them upon such distribution if all amounts payable with respect to such shares were paid in full. After the payment of all preferential amounts to be paid to the holders of shares of Preferred Stock, the remaining proceeds would have been distributed among the holders of shares of common stock pro rata based on the number of shares held by each such holder.

A Deemed Liquidation Event was defined as: (i) a merger where the Company is a constituent party or a subsidiary of the Company is a constituent party and the Company issues shares of its capital stock pursuant to such merger or consolidation, except any such merger or consolidation involving the Company or a subsidiary in which the shares of capital stock of the Company outstanding immediately prior to such merger or consolidation continue to represent, or are converted into or exchanged for shares of capital stock that represent, immediately following such merger or consolidation, at least a majority, by voting power, of the capital stock of (1) the surviving or resulting corporation or (2) if the surviving or resulting corporation is a wholly owned subsidiary of another corporation immediately following such merger or consolidation, the parent corporation of such surviving or resulting corporation; or (ii) the sale, lease, transfer, exclusive license or other disposition, in a single transaction or series of related transactions, by the Company or any subsidiary of the Company of all or substantially all the assets of the Company and its subsidiaries taken as a whole, or the sale or disposition (whether by merger or otherwise) of one or more subsidiaries of the Company if substantially all of the assets of the Company and its subsidiaries taken as a whole are held by such subsidiary or subsidiaries, except where such sale, lease, transfer, exclusive license or other disposition is to a wholly owned subsidiary of the Company.

Protective Provisions

Prior to the IPO, at any time when any shares of Preferred Stock remained outstanding, the Company could not take any of the following actions without the vote or written consent of the holders of a majority of the then outstanding shares of Preferred Stock separately as a class: (i) liquidate, dissolve or wind-up the business and affairs of the Company, effect any merger, consolidation or any other Deemed Liquidation Event, or consent to any of the foregoing, in each case other than in the event that such event would provide the holders of the Preferred Stock a return per each share of Preferred Stock, including all distributions and dividends paid to such holders prior to such event by the Company, if any, of at least two (2) times the Series B original issue price in the twenty-four (24) months following the Series B original issue date (November 5, 2018) or three (3) times the Series B original issue price thereafter; (ii) amend, alter, or repeal any provision of the Certificate of Incorporation or the Company’s bylaws in a manner that adversely affects the powers, preferences or rights of the Preferred Stock; (iii) create, or authorize the creation of, or issue or obligate itself to issue shares of, any additional class or series of capital stock unless the same ranks junior to the Preferred Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Company, the payment of dividends and rights of redemption, or increase the authorized number of shares of Preferred Stock; (iv) purchase or redeem (or permit any subsidiary to purchase or redeem) or pay or declare any dividend or make any distribution on, any shares of capital stock of the Company other than (a) redemptions of or dividends or distributions on the Preferred Stock as expressly authorized herein, (b) dividends or other distributions payable on the common stock solely in the form of additional shares of common stock and (c) repurchases of stock from former employees, officers, directors, consultants or other persons who performed services for the Company or any subsidiary in connection with the cessation of such employment or service at the lower of the original purchase price or the then-current fair market value thereof; (v) create, or authorize the creation of, or issue, or authorize the issuance of any debt security, or permit any subsidiary to take any such action with respect to any debt security, if the aggregate indebtedness of the Company and its subsidiaries for borrowed money following such action would exceed $2.0 million other than equipment leases or bank lines of credit; (vi) create, or hold capital stock in, any subsidiary that is not wholly owned (either directly or through one or more other subsidiaries) by the Company, or sell, transfer or otherwise dispose of any capital stock of any direct or indirect subsidiary of the Company, or permit any direct or indirect subsidiary to sell, lease, transfer, exclusively license or otherwise dispose (in a single transaction or series of related transactions) of all or substantially all of the assets of such subsidiary; or (vi) increase or decrease the authorized number of directors of the Company.

Optional Conversion Rights

Each share of Preferred Stock was convertible, at the option of the holder thereof, at any time and from time to time after issuance, and without the payment of additional consideration into such number of fully paid and nonassessable shares of common stock as is determined by dividing the original issue price ($2.26 per share for Series A Preferred Stock and $7.49 per share for Series B Preferred Stock) by the series conversion price ($2.26 per share for Series A Preferred Stock and $7.49 per share for Series B Preferred Stock) in effect at the time of conversion.

Mandatory Conversion Rights

All outstanding shares of Preferred Stock were to be automatically converted into shares of common stock, at the then effective conversion rate, upon either (a) the closing of the sale of shares of common stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $30.0 million of proceeds, net of the underwriting discount and commissions, to the Company, or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least a majority of the then outstanding shares of Preferred Stock.

Redemption

The Preferred Stock was redeemable upon the occurrence of a Deemed Liquidation Event, which would not be solely in control of the Company. Therefore, the Preferred Stock was classified as temporary equity.

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

Warrants Issued with Series B Preferred Stock

In November and December 2018, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue warrants to purchase 72,261 shares of common stock (collectively the “2018 Warrants”), valued in the aggregate at $0.2 million, which was included in the issuance costs for the Series B Preferred Stock (see Note 8). The warrants vest immediately upon issuance, have an exercise price of $8.24 per share and expire 10 years from the date of issuance.

The fair value of the 2018 Warrants was estimated using the Black‑Scholes option pricing model with the following assumptions:

Contractual term (in years)	10.0
Volatility	74.48%
Risk-free interest rate	3.20%
Dividend yield	0.00%

In February 2019, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue warrants to purchase 23,867 shares of common stock (collectively the “2019 Warrants”), valued in the aggregate at $0.1 million, which was included in the issuance costs for the Series B Preferred Stock (see Note 8). The warrants vest immediately upon issuance, have an exercise price of $8.24 per share and expire 10 years from the date of issuance.

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

10. INCOME TAXES

During the three and six months ended June 30, 2019 and the year ended December 31, 2018, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

11. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted‑average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three and six months ended June 30, 2019 and 2018, as the inclusion of all potential common shares outstanding would have been anti‑dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the threes and six months ended June 30, 2019 and 2018 (in thousands, except share and per share data):

	Three Months Ended
	June 30,
	2019	2018
Numerator:
Net loss	$(8,437)	$(3,185)
Denominator:
Weighted-average common stock outstanding	13,945,939	5,463,489
Net loss per share attributable to common stockholders - basic and diluted	$(0.60)	$(0.58)

	Six Months Ended
	June 30,
	2019	2018
Numerator:
Net loss	$(17,166)	$(5,521)
Denominator:
Weighted-average common stock outstanding	9,776,582	5,460,983
Net loss per share attributable to common stockholders - basic and diluted	$(1.76)	$(1.01)

The Company’s potentially dilutive securities, which include Preferred Stock, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted‑average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding for the three and six months ended June 30, 2019 and 2018, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti‑dilutive effect:

	As of
	June 30,
	2019	2018
Preferred Stock	—	3,093,898
Options to purchase common stock	3,855,083	1,035,466
Warrants to purchase common stock	482,364	309,389

12. SUBSEQUENT EVENT

On August 6, 2019, the Company entered into a lease agreement for approximately 6,579 square feet of new office space in New York City (the “Lease”). The Lease will commence upon delivery of the premises after certain improvements are made, which is anticipated to be on or about November 1, 2019 (the “Commencement Date”), for a five-year period. Under the Lease, the Company will pay monthly rent of approximately $38,000 for the first year following the Commencement Date, and such rent will increase by a nominal percentage every year following the first anniversary of the Commencement Date. The Company will also pay a real estate tax escalation, as additional rent, over a base year. Total lease obligation over the term of the lease will be approximately $2.4 million.

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

Our lead product candidate, AT-001, is a novel ARI with broad systemic exposure and peripheral nerve permeability, that we are developing for the treatment of diabetic cardiomyopathy, or DbCM, a fatal fibrosis of the heart, for which no treatments are available. We recently completed a Phase 1/2 clinical trial evaluating AT-001 in approximately 120 patients with type 2 diabetes, in which no drug-related adverse effects or tolerability issues were observed. We plan to initiate a Phase 2/3 pivotal clinical trial of AT-001 for the treatment of DbCM later this year. Our second product candidate, AT-007, is a central nervous system, or CNS, penetrant ARI that we are developing for the treatment of galactosemia, a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. In May 2019, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to AT‑007 for the treatment of galactosemia.

Since inception in 2016, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue.

Initial Public Offering

On May 16, 2019, the Company completed an initial public offering, or IPO, in which the Company issued and sold 4,000,000 shares of its common stock at a public offering price of $10.00 per share, for aggregate gross proceeds of $40.0 million. The Company received approximately $34.6 million in net proceeds after deducting underwriting discounts and commissions and estimated offering costs. The shares began trading on The Nasdaq Global Market on May 14, 2019. Upon completion of the IPO, all of our outstanding shares of convertible preferred stock, converted into 7,538,671 shares of our common stock.

Prior to the completion of the IPO, the Company primarily funded its operations with proceeds from the sale of convertible preferred stock. We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $8.4 million and $17.2 million for the three and six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $38.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company that we did not previously incur or had previously incurred at lower rates as a private company, including significant legal, accounting, investor relations and other expenses. As of June 30, 2019, we had cash and cash equivalents of $41.1 million.

Recent Developments

In June 2019, we announced the initiation of a Phase 1/2 study of AT-007 in galactosemia.  The study, termed ACTION-Galactosemia, will investigate safety and pharmacokinetics, or PK, of AT-007 in healthy volunteers, and will then explore safety, PK and biomarker effects in adult subjects with galactosemia.

In August 2019, we announced the completion of the Single Ascending Dose (SAD) healthy volunteer portion of the ACTION-Galactosemia study. AT-007 was well tolerated, with no drug-related adverse events or dose-limiting toxicities reported.

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

Results of Operations

Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
(in thousands)	2019	2018
Operating expenses:
Research and development	$4,254	$1,937
General and administrative	4,183	400
Total operating expenses	8,437	2,337
Loss from operations	(8,437)	(2,337)
Other (expense) income, net:
Interest income (expense), net	—	(533)
Other expense	—	(315)
Other (expense) income, net	—	(848)
Net loss	$(8,437)	$(3,186)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
(in thousands)	2019	2018	Increase
Clinical and pre-clinical	$1,828	$251	$1,577
Drug manufacturing and fomulation	134	1,478	(1,344)
Personnel expenses (including share-based compensation)	2,158	100	2,058
Regulatory and other	134	108	26
Total research and development expenses	$4,254	$1,937	$2,317

Research and development expenses for the three months ended June 30, 2019 were $4.3 million, compared to $1.9 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, the increase of $2.4 million was primarily related to the increase in clinical and pre-clinical expenses of $1.6 million for the advancement of clinical trials and personnel-related costs of $2.1 million due to an increase in headcount, including the hiring of the chief medical officer, which were offset by the decrease in drug manufacturing and formulation expenses of $1.3 million due to the commencement of clinical-stage trials.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
(in thousands)	2019	2018	Increase
Personnel expenses (including share-based compensation)	$2,256	$104	$2,152
Legal and professional fees	1,151	208	943
Other expenses	776	88	688
Total general and administrative expenses	$4,183	$400	$3,783

General and administrative expenses were $4.2 million for the three months ended June 30, 2019, compared to $0.4 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, the increase of $3.8 million was primarily related to the increase in personnel expenses of $2.2 million due to the increase in headcount, including the hiring of the chief financial officer, $0.9 million related to an increase in legal and professional fees due to increased costs associated with being a public company, and $0.7 million in other expenses relating to public relation services, travel expenses and recruiting efforts.

Interest Income (Expense), Net

Interest expense was zero for the three months ended June 30, 2019, as compared to $0.5 million for the three months ended June 30, 2018. The change was primarily related to non-cash interest expense recognized for the three months ended June 30, 2018 on convertible promissory notes that were no longer outstanding for the three months ended June 30, 2019.

Other Expense

Other expense was zero for the three months ended June 30, 2019, compared to $0.3 million for the three months ended June 30, 2018. The change was primarily related to the change in the fair value of $0.3 million of the derivative liability and warrant liability for the three months ended June 30, 2018 related to the convertible promissory notes that were no longer outstanding for the three months ended June 30, 2019.

Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended
(in thousands)	2019	2018
Operating expenses:
Research and development	$11,128	$3,385
General and administrative	6,037	820
Total operating expenses	17,165	4,205
Loss from operations	(17,165)	(4,205)
Other (expense) income, net:
Interest income (expense), net	(1)	(815)
Other expense	—	(501)
Other (expense) income, net	(1)	(1,316)
Net loss	$(17,166)	$(5,521)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
(in thousands)	2019	2018	Increase
Clinical and pre-clinical	$6,161	$508	$5,653
Drug manufacturing and fomulation	1,769	2,366	(597)
Personnel expenses (including share-based compensation)	2,930	175	2,755
Regulatory and other	268	336	(68)
Total research and development expenses	$11,128	$3,385	$7,743

Research and development expenses for the six months ended June 30, 2019 were $11.1 million, compared to $3.4 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, the increase of $7.7 million was primarily related to the progressing of our clinical trials through development, including an increase in clinical and pre-clinical expenses of $5.6 million, and personnel expenses of $2.8 million due to the hiring of research and development personnel, including the hiring of the chief medical officer, offset by a decrease in drug manufacturing and formulation expense of $0.6 million and regulatory and other research and development expenses of $0.1 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
(in thousands)	2019	2018	Increase
Personnel expenses (including share-based compensation)	$2,692	$183	$2,509
Legal and professional fees	2,072	394	1,678
Other expenses	1,273	243	1,030
Total general and administrative expenses	$6,037	$820	$5,217

General and administrative expenses were $6.0 million for the six months ended June 30, 2019, compared to $0.8 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, the increase of $5.2 million was primarily related to professional fees of $1.7 million due to increased legal and consulting fees, personnel expenses of $2.5 million due to the hiring of other personnel, including the chief financial officer, and other expenses of $1.0 million, primarily due to public relation services, travel expenses and rent.

Interest income (Expense), Net

Interest expense was $1,000 for the six months ended June 30, 2019, as compared to $0.8 million for the six months ended June 30, 2018. The decrease was primarily related to non-cash interest expense on convertible promissory notes of $0.8 million.

Other Expense

Other expense was zero for the six months ended June 30, 2019, compared to $0.5 million for the six months ended June 30, 2018. The decrease was primarily related to the change in the fair value of $0.5 million of the derivative liability and warrant liability related to the convertible promissory notes.

Liquidity and Capital Resources

Overview

We have incurred, and expect to continue to incur, significant operating losses and negative cash flows for at least the next several years as we continue to develop our product candidates. To date, we have not generated any revenue, and we do not expect to generate revenue unless and until we successfully complete development and obtain regulatory approval for one of our product candidates.

In May 2019, we completed our IPO whereby we sold 4,000,000 shares of common stock at a public offering price of $10.00 per share, resulting in aggregate net proceeds of $34.6 million, after deducting underwriting discounts and commissions and offering expenses. We believe that our existing cash and cash equivalents, together with the net proceeds from the IPO, will allow the company to continue its operations for at least 12 months from the date the financial statements were issued.  If we are unable to obtain funding, we will be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(16,061)	$(3,293)
Net cash used in investing activities	—	—
Net cash provided by financing activities	38,389	5,569
Net increase in cash and cash equivalents	$22,328	$2,276

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019, was $16.1 million. For the six months ended June 30, 2019, the increase was primarily due to our net losses of $17.2 million from clinical and pre-clinical expenses, an increase in prepaid expenses of $4.3 million, which are partially offset by a decrease in accounts payable of $0.4 million, an increase in accrued expenses and other current liabilities of $1.4 million and $3.6 million in non-cash stock-based compensation expense.

Net cash used in operating activities for six months ended June 30, 2018, was $3.3 million. For the six months ended June 30, 2018, the increase was primarily due to our net loss of $5.5 million from drug manufacturing and formulation expenses, an increase in prepaid expenses of $0.8 million, which are partially offset by increases of $0.1 million in accounts payable, $1.5 million in accrued expenses and other current liabilities, $0.5 million attributable to the change in fair value of the derivative and warrant liabilities, $0.8 million from non-cash interest expense on convertible promissory notes and $0.1 million in non-cash stock-based compensation expense.

Investing Activities

During the six months ended June 30, 2019 and 2018, there were no investing activities.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $38.4 million, primarily from the cash proceeds from the IPO of $37.2 million, net of underwriting costs, and from the issuance of Series B Preferred Stock resulting in $3.1 million cash proceeds. This was partially offset by the payment of deferred financing costs related to our IPO of approximately $1.9 million.

During the six months ended June 30, 2018, net cash provided by financing activities was $5.6 million primarily from the sale of the convertible promissory notes, net of cash issuance costs.

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

Contractual Obligations and Commitments

During the three and six months ended June 30, 2019, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus.

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

We estimate the fair value of service-based options granted using the Black-Scholes option pricing model with the exception of stock options that include service, performance and market conditions which are valued using the Monte-Carlo simulation model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. The Company has historically been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted with service-based vesting conditions as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. A Monte-Carlo simulation is an analytical method used to estimate the value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes from these trial runs based on the specific vesting conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of June 30, 2019, we had cash and cash equivalents of $41.1 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest‑bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. We do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $4.3 million and $16.5 million for the years ended December 31, 2017 and 2018, respectively, and $8.4 million and $17.2 million for the three and six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $38.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2019, our cash, cash equivalents and marketable securities was $41.1 million. Based on our research and development plans, we believe that our existing cash and cash equivalents will fund our operations through at least the next 12 months from the date the financial statements were issued. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or other comparable regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. For example, we intend to conduct an additional Phase 1 clinical trial of AT‑007 for the treatment of galactosemia in a pediatric population upon successful completion of the Phase 1 clinical trial in adults. Successful completion of the trial in adults may take longer than we expect, and the FDA may express additional concerns or require additional trials in adults, which may delay our clinical development plans for AT‑007.

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015,

which will be fully operational in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.

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

As of June 30, 2019, we had 9 full‑time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based upon shares of our common stock outstanding as of June 30, 2019, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing approximately 55% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have outstanding 17,052,202 shares of common stock as of June 30, 2019. This includes the shares that we sold in the IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The remaining 13,052,202 shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, holders of an aggregate of 7,538,671 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

During the three months ended June 30, 2019, we granted to our employee’s stock options to purchase an aggregate of 233,413 shares of our common stock at a weighted-average exercise price of $10.40 per share pursuant to our 2016 Equity Incentive Plan, as amended, or the 2016 Plan. The sales of these securities were exempt from registration either under Rule 701 promulgated under the Securities Act of 1933, as amended, or the Securities Act, in that the transactions were underwritten compensatory benefit plans and contracts relating to compensation.

Use of Proceeds from the IPO

On May 16, 2019, we completed our IPO and issued 4,000,000 shares of our common stock at an initial offering price of $10.00 per share. We received net proceeds from the IPO of $34.6 million, after deducting underwriting discounts and commissions of $2.8 million, and offering costs of $2.6 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Citigroup Global Markets Inc., Cowen and Company, LLC and UBS Securities LLC acted as joint book-running managers. Robert W. Baird & Co. Incorporated acted as lead manager for the IPO.

Shares of our common stock began trading on The Nasdaq Global Market on May 14, 2019. The offer and sale of the shares were registered under the Securities Act on Registration Statement on Form S-1 (Registration No. 333-230838), which was declared effective on May 13, 2019.

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. We invested the funds received in cash and cash equivalents in accordance with our investment policy. As of June 30, 2019, we have used approximately $4.4 million of the net offering proceeds primarily to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38898), filed with the SEC on May 16, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38898), filed with the SEC on May 16, 2019).
4.1

Amended and Restated Registration Rights Agreement, by and among the Company and certain of its stockholders, dated November 5, 2018 (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-230838), filed with the SEC on April 12, 2019).

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-230838), filed with the SEC on April 24, 2019)
10.1+	2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-231618), filed with the SEC on May 20, 2019)
10.2+

Forms of Option Grant Notice and Option Agreement under 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-230838), filed with the SEC on April 29, 2019).

10.3+

Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A (File No. 333-230838), filed with the SEC on April 29, 2019).

10.4+	2019 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230838), filed with the SEC on April 29, 2019).
10.5+

Form of Indemnity Agreement by and between the Company and its directors and executive officers (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-230838), filed with the SEC on April 24, 2019).

10.6+

Offer Letter between the Registrant and Mark J. Vignola, dated April 16, 2019 (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A (File No. 333-230838), filed with the SEC on April 29, 2019).

10.7+	Separation Agreement, by and between the Company and Les Funtleyder, dated May 28, 2019.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10‑Q), irrespective of any general incorporation language contained in such filing.

+Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED THERAPEUTICS, INC.

Date: August 12, 2019	By:	/s/ Shoshana Shendelman, Phd.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2019	By:	/s/ Mark Vignola, Ph.D.
Mark Vignol, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)