Form 10-Q
period 2019-09-30
Applied Therapeutics Inc.
filed 2019-11-13
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, the registrant had 17,134,190 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	As of	As of
	September 30,	December 31,
	2019	2018
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,065	$18,748
Prepaid expenses and other current assets	4,080	1,498
Investments	19,889	—
Total current assets	37,034	20,246
Other assets	230	—
TOTAL ASSETS	$37,264	$20,246
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	1,688	3,015
Accrued expenses and other current liabilities	4,829	1,413
Total current liabilities	6,517	4,428
Total liabilities	6,517	4,428
Series A convertible preferred stock, $0.0001 par value; 0 shares and 3,093,898 shares authorized at September 30, 2019 and December 31, 2018, respectively; 0 shares and 3,093,898 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively; liquidation preference of $0 and $7,000 at September 30, 2019 and December 31, 2018, respectively	—	6,254
Series B convertible preferred stock, $0.0001 par value; 0 shares and 7,790,052 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 0 shares and 4,001,848 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively; liquidation preference of $0 and $29,964 as of September 30, 2019 and December 31, 2018, respectively	—	29,156
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value; 100,000,000 and 20,441,982 shares authorized as of September 30, 2019 and December 31, 2018, respectively; 17,134,190 shares and 5,513,531 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1	—
Additional paid-in capital	79,872	1,665
Accumulated other comprehensive loss	11	—
Accumulated deficit	(49,137)	(21,257)
Total stockholders' equity (deficit)	30,747	(19,592)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$37,264	$20,246

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
OPERATING EXPENSES:
Research and development	$7,453	$2,726	$18,582	$6,111
General and administrative	3,294	598	9,331	1,418
Total operating expenses	10,747	3,324	27,913	7,529
LOSS FROM OPERATIONS	(10,747)	(3,324)	(27,913)	(7,529)
OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	34	(584)	33	(1,400)
Other expense	—	(373)	—	(873)
Total other income (expense), net	34	(957)	33	(2,273)
Net loss	$(10,713)	$(4,281)	$(27,880)	$(9,802)
Net loss attributable to common stockholders—basic and diluted	$(10,713)	$(4,281)	$(27,880)	$(9,802)
Net loss per share attributable to common stockholders—basic and diluted	$(0.63)	$(0.78)	$(1.98)	$(1.79)
Weighted-average common stock outstanding—basic and diluted	17,095,870	5,497,871	14,085,579	5,473,414

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statement of Comprehensive Income

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Loss	$(10,713)	$(4,281)	$(27,880)	$(9,802)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	11	—	11	—
Income tax related to unrealized gain or loss on marketable securities	—	—	—	—
Other comprehensive income (loss), net of tax	11	—	11	—
Comprehensive income (loss), net of tax	$(10,702)	$(4,281)	$(27,869)	$(9,802)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Convertible		Convertible		$0.0001		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
BALANCE, December 31, 2017	3,093,898	$6,254	—	$—	5,458,450	$—	$775	$(4,736)	$—	$(3,961)
Issuance of common stock in exchange for license	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	26	—	—	—
Net loss	—	—	—	—	—	—	—	(2,335)	—	(2,335)
BALANCE, March 31, 2018	3,093,898	6,254	—	—	5,458,450	—	801	(7,071)	—	(6,296)
Exercise of options for common stock issued under Equity Incentive Plan	—	—	—	—	9,171	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	—	—	76	—	—	76
Net loss	—	—	—	—	—	—	—	(3,185)	—	(3,185)
BALANCE, June 30, 2018	3,093,898	6,254	—	—	5,467,621	—	886	(10,256)	—	(9,396)
Exercise of options for common stock issued under Equity Incentive Plan	—	—	—	—	36,739	—	28	—	—	28
Stock-based compensation expense	—	—	—	—	—	—	78	—	—	78
Net loss	—	—	—	—	—	—	—	(4,281)	—	(4,281)
BALANCE, September 30, 2018	3,093,898	$6,254	—	$—	5,504,360	$—	$992	$(14,537)	$—	$(13,571)

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Convertible		Convertible		$0.0001		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
BALANCE, December 31, 2018	3,093,898	$6,254	4,001,848	$29,156	5,513,531	$—	$1,665	$(21,257)	$—	$(19,592)
Issuance of Series B convertible preferred stock for cash, net of issuance costs of $266	—	—	442,925	3,051	—	—	—	—	—	—
Issuance of common stock warrants in connection with the issuance of Series B convertible preferred stock	—	—	—	—	—	—	80	—	—	80
Stock-based compensation expense	—	—	—	—	—	—	325	—	—	325
Net loss	—	—	—	—	—	—	—	(8,730)	—	(8,730)
BALANCE, March 31, 2019	3,093,898	6,254	4,444,773	32,207	5,513,531	—	2,070	(29,987)	—	(27,917)
Conversion of Series A convertible preferred stock into common stock upon closing of initial public offering	(3,093,898)	(6,254)	—	—	3,093,898	—	6,254	—	—	6,254
Conversion of Series B convertible preferred stock into common stock upon closing of initial public offering	—	—	(4,444,773)	(32,207)	4,444,773	—	32,207	—	—	32,207
Issuance of common stock upon initial public offering, net of issuance costs of $5,383	—	—	—	—	4,000,000	1	34,617	—	—	34,618
Stock-based compensation expense	—	—	—	—	—	—	3,279	—	—	3,279
Net loss	—	—	—	—	—	—		(8,437)	—	(8,437)
BALANCE, June 30, 2019	—	—	—	—	17,052,202	1	78,427	(38,424)	—	40,004
Exercise of options for common stock issued under Equity Incentive Plan	—	—	—	—	81,988	—	226	—	—	226
Stock-based compensation expense	—	—	—	—	—	—	1,219	—	—	1,219
Net loss	—	—	—	—	—	—	—	(10,713)	—	(10,713)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	11	11
BALANCE, September 30, 2019	—	$—	—	$—	17,134,190	$1	$79,872	$(49,137)	$11	$30,747

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,880)	$(9,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,823	180
Non-cash interest expense	—	1,399
Payment of security deposit for long-term lease	(230)	—
Change in fair value of derivative liability	—	809
Change in fair value of warrant liability	—	64
Changes in operating assets and liabilities:
Prepaid expenses	(2,702)	(1,097)
Accounts payable	(1,327)	1,833
Accrued expenses and other current liabilities	3,416	1,301
Net cash used in operating activities	(23,900)	(5,313)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(19,878)	—
Net cash used in investing activities	(19,878)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B convertible preferred stock, net of cash issuance costs of $186	3,131	—
Proceeds from issuance of convertible promissory notes, net of cash issuance costs of $440		5,560
Payment of offering costs	(2,463)	—
Proceeds from the initial public offering, net of underwriter commissions	37,200	—
Exercise of stock options for common stock under Equity Incentive Plan	227	37
Net cash provided by financing activities	38,095	5,597
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,683)	284
Cash and cash equivalents at beginning of period	18,748	3,277
Cash and cash equivalents at end of period	$13,065	$3,561
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Issuance of warrants in connection with convertible promissory notes	$—	$74
Issuance of warrants in connection with Series B convertible preferred stock	$80	$—
Derivative liability in connection with issuance of convertible promissory notes	$—	$1,896
Conversion of Preferred Stock to Equity Following IPO	$38,461	$—

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

The accompanying unaudited condensed financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-230838), filed with the SEC pursuant to Rule 424(b)(4) on May 14, 2019 (the “Prospectus”).

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of September 30, 2019, results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

Risks and Uncertainties

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and reliance on third‑party manufacturers.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Prospectus. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2019.

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

Upon closing the IPO in May 2019, $2.6 million in deferred offering costs were reclassified from prepaid and other current assets and recorded against the IPO proceeds reducing additional paid-in capital.  As of September 30, 2019, the Company did not have any deferred offering costs recorded in prepaid and other current assets.

Investments

We have investments in marketable debt securities. We determine the appropriate classification of our investments at the date of purchase and reevaluate the classifications at the balance sheet date. Marketable debt securities with maturities of 12 months or less are classified as short-term. Marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable securities are accounted for as available for sale (“AFS”). AFS securities are reported at fair value. Unrealized gains and losses, after applicable income taxes, are reported in accumulated other comprehensive income/(loss).

We conduct an other-than-temporary impairment (“OTTI”) analysis on a quarterly basis or more often if a potential loss-triggering event occurs. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For AFS securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis and

(ii) the amortized cost basis cannot be recovered as a result of credit losses.

Recently Adopted Accounting Pronouncements

The new accounting pronouncements recently adopted by the Company are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Prospectus as filed with the SEC on May 14, 2019.  Except as described below, there have been no new accounting pronouncements adopted by the Company during the nine months ended September 30, 2019.

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

The adoption of this standard did not have an impact on the Company’s condensed balance sheet as all of the Company’s leases are for terms that are less than 12 months. Additionally, the adoption of this standard did not have a material impact on the Company’s condensed statements of operations or condensed statement of cash flows. On August 6, 2019 the Company entered into a lease for approximately 6,579 square feet of new office space in New York City (the “Lease”). The Lease will commence upon delivery of the premise after certain improvements are made, which is anticipated to be on or about November 1, 2019 (the “Commencement Date”), for a five-year period. Under the Lease, the Company will pay monthly rent of approximately $38,000 for the first year following the Commencement Date, and such rent will increase by a nominal percentage every year following the first anniversary of the Commencement Date. The Company will also pay a real estate tax escalation, as additional rent, over a base year. Total lease obligation over the term of the lease will be approximately $2.4 million.

Recently Issued Accounting Pronouncements

The FASB issued authoritative guidance that amends guidance on reporting credit losses for assets, including available-for-sale marketable securities and any other financial assets not excluded from the scope that have the contractual right to receive cash. For available-for-sale marketable securities, credit losses should be measured in a manner similar to current generally accepted accounting standards; however, ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, will require that credit losses be presented as an allowance rather than as a write-down. We are currently in the process of evaluating the impact of this guidance on our condensed financial statements.

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

In January 2019, the Company entered into a second license agreement with Columbia University (the “2019 Columbia Agreement”). Pursuant to the 2019 Columbia Agreement, Columbia University granted the Company a royalty-bearing, sublicensable license that is exclusive with respect to certain patents, and non-exclusive with respect to certain know-how, in each case to develop, manufacture and commercialize PI3k inhibitor products. The license grant is worldwide. Under the 2019 Columbia Agreement, the Company is obligated to use commercially reasonable efforts to research, discover, develop and market licensed products for commercial sale in the licensed territory, and to comply with certain obligations to meet specified development and funding milestones within defined time periods. Columbia University retains the right to conduct, and grant third parties the right to conduct, non-clinical academic research using the licensed technology; provided that such research is not funded by a commercial entity or for-profit entity or results in rights granted to a commercial or for-profit entity. As consideration for entering into the 2019 Columbia Agreement, the Company made a nominal upfront payment to Columbia University.  The Company will be required to make further payments to Columbia University of up to an aggregate of $1.3 million for the achievement of specified development and regulatory milestones, and up to an aggregate of $1.0 million for the achievement of a specified level of aggregate annual net sales, in each case in connection with products covered by the 2019 Columbia Agreement. The Company will also be required to pay tiered royalties to Columbia University in the low- to mid-single digit percentages on the Company’s, its affiliates’ and its sublicensees’ net sales of licensed products, subject to specified offsets and reductions. In addition, the Company is required to make specified annual minimum royalty payments to Columbia University, which is contingent upon the approval of the licensed products, in the mid-six figures beginning on the tenth anniversary of the effective date of the 2019 Columbia Agreement.

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

In March 2019, and in connection with the 2016 Columbia Agreement, the Company entered into a research services agreement (the “2019 Columbia Research Agreement” and collectively with the 2016 Columbia Agreement and 2019 Columbia Agreement, the “Columbia Agreements”) with Columbia University with the purpose of analyzing structural and functional changes in brain tissue in an animal model of galactosemia, and the effects of certain compounds whose intellectual property rights were licensed to the Company as part of the 2016 Columbia Agreement on any such structural and functional changes.  The 2019 Columbia Research Agreement has a term of 12 months from its effective date; provided that the Company can terminate the 2019 Columbia Research Agreement without cause with at least 30 days’ prior written notice. The services covered by the 2019 Columbia Research Agreement will be performed by Columbia University in two parts consisting of six months. The decision to proceed with Part 2 of the 2019 Columbia Research Agreement shall be made solely by the Company and will be contingent on the success of the research performed in Part 1. In consideration for the services performed by Columbia University in Part 1, the Company will be required to pay $0.1 million to Columbia University for staffing, supplies and indirect costs. If the Company decides to continue the research defined in Part 2, the Company will be required to pay an additional $0.2 million to Columbia University.

During the three and nine months ended September 30, 2019, the Company recorded  $17,000 and $42,000, respectively, in research and development expense and $28,000  and $0.3 million, respectively, in general and administrative expense related to the Columbia Agreements. During the three and nine months ended September 30, 2018, the Company recorded $0.1 million and $0.2 million, respectively, in research and development expense and $43,000 and $98,000, respectively, in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $1.7 million in expense from the execution of the Columbia Agreements through September 30, 2019.

As of September 30, 2019, the Company had $0.1 million due to Columbia University included in accrued expenses and $0.1 million included in accounts payable. As of December 31, 2018, the Company had $0.1 million due to Columbia University included in accrued expenses and $0.1 million included in accounts payable.

3. FAIR VALUE MEASUREMENTS

The following table summarizes, as of September 30, 2019, the Company's financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Prospectus. As of December 31, 2018, the Company did not have financial assets or liabilities that are measured at fair value on a recurring basis (in thousands).

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Cash	$12,933	$—	$—	$12,933
Money market funds	133	—	—	133
Total cash and cash equivalents	$13,065	$—	$—	$13,065
Commercial paper and corporate bonds	—	7,522	—	7,522
U.S. government agency debt securities	—	12,367	—	12,367
Total marketable securities	$—	$19,889	$—	$19,889
Total financial assets measured at fair value on a recurring basis	$13,065	$19,889	$—	$32,954

Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the three and nine months ended September 30, 2019, there were no transfers of financial assets between Level 1 and Level 2.

During the three and nine months ended September 30, 2018, the Company had Level 1 financial assets (cash) and Level 3 financial liabilities that were measured at fair value on a recurring basis. The Company's convertible promissory notes issued on February 5, 2018 (the "2018 Notes") (see Note 4), contained certain features which met the criteria to be bifurcated and accounted for separately from the 2018 Notes (the "Derivative Liability").  Also in connection with the issuance of the 2018 Notes, the Company had a contingent obligation to issue common stock warrants ("2018 Notes Warrants") upon the conversion of the 2018 Notes into Series B convertible preferred stock ("Series B Preferred Stock") (the "Warrant Liability"). The Derivative Liability and the Warrant Liability were initially recorded at fair value of $1.9 million and $0.1 million, respectively, and were subsequently remeasured at fair value at each reporting period. In November 2018, the Derivative Liability was settled in connection with the extinguishment of the 2018 Notes (see Note 4).

The following table provides a roll forward of the aggregate fair values of the Derivative Liability and Warrant Liability as of September 30, 2018, for which fair value is determined using Level 3 inputs (in thousands):

	Derivative	Warrant
	Liability	Liability
Balance as of January 1, 2018	$—	$—
Initial fair value of Derivative Liability	1,896	—
Initial fair value of Warrant Liability	—	74
Change in fair value	180	6
Balance as of March 31, 2018	$2,076	$80
Change in fair value	294	21
Balance as of June 30, 2018	$2,370	$101
Change in fair value	335	38
Balance as of September 30, 2018	$2,704	$139

Changes in the fair value of the Derivative Liability and Warrant Liability were recognized in other income (expense), net in the condensed statement of operations. The Company recognized other expense in connection with the Derivative Liability of $0.3 million and $0.8 million during the three and nine months ended September 30, 2018, respectively. The Company recognized other income in connection with the Warrant Liability of $38 thousand and $65 thousand during the three and nine months ended September 30, 2018, respectively.

4. INVESTMENTS

Marketable Securities

Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, and U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the condensed consolidated balance sheets.

The following tables provide the Company’s marketable securities by security type as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial Paper and corporate bonds	$7,527	$—	$(5)	$7,522
US government agency debt security	12,351	16	—	12,367
Total	$19,878	$16	$(5)	$19,889

Contractual maturities of the Company’s marketable securities as of September 30, 2019 and December 31, 2018 are summarized as follows (in thousands):

	As of September 30, 2019
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Due in one year or less	$19,878	$16	$(5)	$19,889
Total	$19,878	$16	$(5)	$19,889

At September 30, 2019, the Company had $11 thousand of net unrealized gains primarily due to an increase in the fair value of certain U.S. government agency debt securities.

During the three and nine months ended September 30, 2019, the Company recorded no net realized gains or losses from the sale of marketable securities.

As of September 30, 2019, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of September 30, 2019, we have recognized no other-than-temporary impairment loss.

5. CONVERTIBLE PROMISSORY NOTES

There were no convertible promissory notes outstanding as of September 30, 2019 and December 31, 2018.

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

In connection with the 2018 Notes, the Company paid legal costs and bank fees of $0.4 million and were obligated to issue the 2018 Notes Warrants (see Note 3 and Note 9) with an initial fair value of $0.1 million, which were capitalized and recorded as a debt discount. The debt discount, which included the Derivative Liability and 2018 Notes Warrants, was amortized at an effective interest rate of 54.9% using the effective interest method over the term of the loan. In connection with the 2018 Notes, the Company recognized interest expense of $0.6 million and $1.4 million during the three and nine months ended September 30, 2018, respectively. The interest expense includes amortization of the debt discount of $0.8 million and $0.3 million for the three and nine months ended September 30, 2018 , respectively.

In November 2018, in connection with the Company’s issuance and sale of Series B Preferred Stock, all of the then-outstanding principal and accrued interest under the 2018 Notes, totaling $6.6 million, was automatically converted into 1,097,721 shares of Series B Preferred Stock at a price equal to 80% of the $7.49 per share price paid by investors in the Series B Preferred Stock financing.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Deferred offering costs	$—	$310
Prepaid research and development expenses	1,543	1,044
Prepaid rent expenses	78	65
Prepaid insurance expenses	1,934	1
Other prepaid expenses and current assets	525	78
Total prepaid expenses & other current assets	$4,080	$1,498

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued pre-clinical and clinical expenses	$3,684	$865
Accrued professional fees	248	312
Accrued compensation and benefits	640	56
Accrued patent expenses	65	126
Other	192	54
Total accrued expenses & other current liabilities	$4,829	$1,413

8. STOCK‑BASED COMPENSATION

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

As of September 30, 2019, there were options to purchase 3,767,571 shares of common stock outstanding under the 2016 Plan and 2019 Plan and 680,441 shares of common stock were available for future issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees during the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$495	$38	$2,087	$88
General and administrative	724	39	2,736	92
Total stock-based compensation expense	$1,219	$78	$4,823	$180

During the nine months ended September 30, 2019, the Company granted options to purchase 2,657,628 shares of common stock.  The Company recorded stock-based compensation expense for options granted during the three and nine months ended September 30, 2019 of $1.2 million and $4.8 million, respectively. As of September 30, 2019 and December 31, 2018, there were 3,767,571 and 1,202,979 options outstanding, respectively. The weighted‑average fair value of options granted during the nine months ended September 30, 2019 and 2018 was $4.71 and $1.03 per share, respectively. As of September 30, 2019, the total unrecognized stock‑based compensation balance for unvested options was $9.8 million expected to be recognized over a period of 1.8 years.

The following table summarizes the information about options outstanding at September 30, 2019 (in thousands, except share and per share data):

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2018	1,202,979	$1.35	9.14	$4,029
Options granted	2,657,628	7.34
Options exercised	(81,988)	2.77		—
Forfeited	(11,048)	4.70
Expired	—	—
Outstanding at September 30, 2019	3,767,571	$5.54	9.19	$20,860
Exercisable at September 30, 2019	1,364,658	$2.80	8.84	$11,174
Nonvested at September 30, 2019	2,402,913	$7.09	9.39	$9,686

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

Stock Options Granted to Employees that Contain Service, Performance and Market Conditions

Included in the stock options granted during the nine months ended September 30, 2019 were 159,501 stock options that contain service-, performance- and market-based vesting conditions granted to the Company's interim Chief Financial Officer ("CFO") with a fair value at the grant date of $0.5 million, valued using the Monte-Carlo simulation model. The derived service period, calculated using the Monte-Carlo simulation model, ranged from one day to three years.  The assumptions used in the Monte-Carlo simulation model were as follows:

Nine Months Ended
September 30,
2019
Time to expiration (in years)	10.0
Volatility	68.54%
Risk-free interest rate	2.64%
Dividend yield	0.00%
Cost of equity	24.00%
Fair value of underlying common stock (as of valuation date)	$5.85

The compensation expense for these awards is recognized over the derived service period, or, if earlier, until the vesting condition is met.

The condition for the performance-based stock options was based on the Company's completion of its IPO and the condition for the market-based stock options was based on the future price of the Company's common stock trading at or above a specified threshold. During the nine months ended September 30, 2019, 79,778 of the stock options containing service-, and performance-based vesting conditions were vested following the satisfaction of service- and performance-based conditions.

In May 2019, the Company entered into a severance agreement, effective on May 31, 2019 ("Termination Date"), with the interim CFO. As part of this severance arrangement and as of the Termination Date, the Company accelerated the vesting of 79,723 unvested options, which were originally granted to the former CFO under the 2016 Plan. As a result of this modification, the Company recorded stock-based compensation expense of $0.6 million included in general and administrative expense for the three months and nine months ended September 30, 2019. The Company accounted for this modification as a Type III modification since, at the modification date, the expectation of the award vesting changed from improbable to probable.  As a result, the stock-based compensation expense recognized was based on the modification-date fair value.

As of September 30, 2019 there were no outstanding stock options containing service-, performance-, and market-based vesting conditions.

During the three and nine months ended September 30, 2019, the Company incurred $0.7 million and $0.8 million, respectively, in stock-based compensation expense relating to the vesting of stock options containing service-, performance- and market-based vesting conditions, which includes the stock-based compensation expense resulting from the modification of these options in May 2019 and were included in general and administrative expense as of September 30, 2019.

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of September 30, 2019, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

9. STOCKHOLDERS’ EQUITY

Common Stock

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of the stockholders. There are no cumulative voting rights.

Preferred Stock

In February 2019, the Company issued 442,930 shares of Series B Preferred Stock at $7.49 per share for gross proceeds of approximately $3.3 million.  Issuance costs were $0.3 million, which included the obligation to issue warrants to purchase common stock (see Note 10).

Upon completion of the IPO, all 7,538,671 shares of outstanding Series A Preferred Stock (“Series A Preferred Stock”) and Series B Preferred Stock (collectively , "the Preferred Stock") was converted into common stock on a one-to-one basis. As of September 30, 2019, there were no shares of preferred stock outstanding.

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

10. WARRANTS

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

11. INCOME TAXES

During the three and nine months ended September 30, 2019 and the year ended December 31, 2018, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

12. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted‑average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three and nine months ended September 30, 2019 and 2018, as the inclusion of all potential common shares outstanding would have been anti‑dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share and per share data):

	Three Months Ended
	September 30,
	2019	2018
Numerator:
Net loss	$(10,713)	$(4,281)
Denominator:
Weighted-average common stock outstanding	17,095,870	5,497,871
Net loss per share attributable to common stockholders - basic and diluted	$(0.63)	$(0.78)

	Nine Months Ended
	September 30,
	2019	2018
Numerator:
Net loss	$(27,880)	$(9,802)
Denominator:
Weighted-average common stock outstanding	14,085,579	5,473,414
Net loss per share attributable to common stockholders - basic and diluted	$(1.98)	$(1.79)

The Company’s potentially dilutive securities, which include Preferred Stock, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted‑average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding for the three and nine months ended September 30, 2019 and 2018, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti‑dilutive effect:

	As of
	September 30,
	2019	2018
Preferred Stock	—	3,093,898
Options to purchase common stock	3,767,571	1,035,466
Warrants to purchase common stock	482,364	309,389

13. SUBSEQUENT EVENT

On October 3, 2019, and in connection with the 2019 Columbia Agreement, the Company entered into a research services agreement with Columbia University with the purpose of analyzing certain compounds for the treatment of lymphoid malignancies. The research service agreement has a term of 18 months from is effective date; provided that the Company can terminate the research service agreement without cause with at least 30 days prior written notice.  In consideration for the services performed by Columbia University, the Company will be required to pay $0.4 million to Columbia University for staffing, supplies and indirect costs.

On November 7, 2019, the Company entered into a definitive Securities Purchase Agreement (the “Securities Purchase Agreement”) for a private placement (the “Private Placement”) with a select group of accredited investors (collectively, the “Purchasers”). Pursuant to the Securities Purchase Agreement, the Purchasers have agreed to purchase 1,380,344 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), which resulted in gross proceeds to the Company of approximately $20.0 million at a price of $14.50 per share before deducting placement agent commissions and other offering expenses.  The Private Placement closed on November 12, 2019.

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

AT-001, is a novel ARI with broad systemic exposure and peripheral nerve permeability, that we are developing for the treatment of diabetic cardiomyopathy, or DbCM, a fatal fibrosis of the heart, for which no treatments are available. We completed a Phase 1/2 clinical trial evaluating AT-001 in approximately 120 patients with type 2 diabetes, in which no drug-related adverse effects or tolerability issues were observed. In September 2019, we announced the initiation of a Phase 3 registrational trial for AT-001 in DbCM. The study, called ARISE-HF, will investigate AT-001’s ability to improve or prevent the decline of functional capacity in patients with DbCM at high risk of progression to overt heart failure.

AT-007, is a central nervous system, or CNS, penetrant ARI that we are developing for the treatment of galactosemia, a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. In May 2019, the U.S. Food and Drug Administration, or FDA, granted orphan drug designation to AT‑007 for the treatment of galactosemia. We initiated a Phase 1/2 study of AT-007 in galactosemia in June 2019.  The study, termed ACTION-Galactosemia, will investigate safety and pharmacokinetics, or PK, of AT-007 in healthy volunteers, and will then explore safety, PK and biomarker effects in adult subjects with galactosemia. We announced the completion of the Single Ascending Dose (SAD) healthy volunteer portion of the ACTION-Galactosemia study in August 2019. AT-007 was well tolerated, with no drug-related adverse events or dose-limiting toxicities reported.

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

Prior to the completion of the IPO, the Company primarily funded its operations with proceeds from the sale of convertible preferred stock. We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $10.7 million and $27.8 million for the three and nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $49.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company that we did not previously incur or had previously incurred at lower rates as a private company, including significant legal, accounting, investor relations and other expenses. As of September 30, 2019, we had cash and cash equivalents and short-term investments of $33.0 million.

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
(in thousands)	2019	2018
Operating expenses:
Research and development	$7,453	$2,726
General and administrative	3,294	598
Total operating expenses	10,747	3,324
Loss from operations	(10,747)	(3,324)
Other (expense) income, net:
Interest income (expense), net	34	(584)
Other expense	—	(373)
Other (expense) income, net	34	(957)
Net loss	$(10,713)	$(4,281)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
(in thousands)	2019	2018	Increase
Clinical and pre-clinical	$5,137	$1,134	$4,003
Drug manufacturing and formulation	1,129	1,271	(142)
Personnel expenses (including share-based compensation)	1,152	212	940
Regulatory and other	35	109	(74)
Total research and development expenses	$7,453	$2,726	$4,727

Research and development expenses for the three months ended September 30, 2019 were $7.5 million, compared to $2.7 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, the increase of $4.8 million was primarily related to the increase in clinical and pre-clinical expenses of $4.0 million for the advancement of clinical trials and personnel-related costs of $1.0 million due to an increase in headcount, including the hiring of the chief medical officer, which were offset by the decrease in drug manufacturing and formulation expenses of $0.1 million due to the commencement of clinical-stage trials, and decrease in regulatory and other expenses of $0.1 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
(in thousands)	2019	2018	Increase
Personnel expenses (including share-based compensation)	$1,152	$124	$1,028
Legal and professional fees	1,131	234	897
Other expenses	1,011	240	771
Total general and administrative expenses	$3,294	$598	$2,696

General and administrative expenses were $3.3 million for the three months ended September 30, 2019, compared to $0.6 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, the increase of $2.7 million was primarily related to the increase in personnel expenses of $1.0 million due to the increase in headcount, including the hiring of the chief financial officer, $0.9 million related to an increase in legal and professional fees due to increased costs associated with being a public company, and $0.8 million in other expenses relating to public relation services, travel expenses and recruiting efforts.

Interest Income (Expense), Net

Interest income was $34,000 for the three months ended September 30, 2019, as compared to $0.6 million expense for the three months ended September 30, 2018. The change was primarily related to non-cash interest expense recognized for the three months ended September 30, 2018 on convertible promissory notes that were no longer outstanding for the three months ended September 30, 2019, as well as interest income from the Company’s marketable securities of $34,000 for the three months ended September 30, 2019.

Other Expense

Other expense was zero for the three months ended September 30, 2019, compared to $0.4 million for the three months ended September 30, 2018. The change was primarily related to the change in the fair value of $0.4 million of the derivative liability and warrant liability for the three months ended September 30, 2018 related to the convertible promissory notes that were no longer outstanding for the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
(in thousands)	2019	2018
Operating expenses:
Research and development	$18,582	$6,111
General and administrative	9,331	1,418
Total operating expenses	27,913	7,529
Loss from operations	(27,913)	(7,529)
Other (expense) income, net:
Interest income (expense), net	33	(1,400)
Other expense	—	(873)
Other (expense) income, net	33	(2,273)
Net loss	$(27,880)	$(9,802)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
(in thousands)	2019	2018	Increase
Clinical and pre-clinical	$11,298	$1,641	$9,657
Drug manufacturing and formulation	2,898	3,637	(739)
Personnel expenses (including share-based compensation)	4,083	386	3,697
Regulatory and other	303	447	(144)
Total research and development expenses	$18,582	$6,111	$12,472

Research and development expenses for the nine months ended September 30, 2019 were $18.6 million, compared to $6.1 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the increase of $12.5 million was primarily related to the progressing of our clinical trials through development, including an increase in clinical and pre-clinical expenses of $9.7 million, personnel expenses of $3.7 million due to the hiring of research and development personnel, including the hiring of the chief medical officer, offset by a $0.1 decrease in regulatory and other research and development expenses relating to rent expense and a decrease in drug manufacturing and formulation expense of $0.8 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
(in thousands)	2019	2018	Increase
Personnel expenses (including share-based compensation)	$3,844	$306	$3,538
Legal and professional fees	3,202	629	2,573
Other expenses	2,285	483	1,802
Total general and administrative expenses	$9,331	$1,418	$7,913

General and administrative expenses were $9.3 million for the nine months ended September 30, 2019, compared to $1.4 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the increase of $7.9 million was primarily related to legal and professional fees of $2.6 million due to increased legal and consulting fees, personnel expenses of $3.5 million due to the hiring of other personnel, including the chief financial officer, and other expenses of $1.8 million, primarily due to public relation services, travel expenses and rent.

Interest income (Expense), Net

Interest income was $33,000 for the nine months ended September 30, 2019, as compared to expense of $1.4 million for the nine months ended September 30, 2018. The decrease was primarily related to a decrease in non-cash interest expense on convertible promissory notes of $1.4 million, as well as interest income from the Company’s marketable securities of $33,000 for the nine months ended September 30, 2019.

Other Expense

Other expense was zero for the nine months ended September 30, 2019, compared to $0.9 million for the nine months ended September 30, 2018. The decrease was primarily related to the change in the fair value of $0.9 million of the derivative liability and warrant liability related to the convertible promissory notes.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Net cash used in operating activities	$(23,900)	$(5,313)
Net cash used in investing activities	(19,878)	—
Net cash provided by financing activities	38,095	5,597
Net increase (decrease) in cash and cash equivalents	$(5,683)	$284

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2019, was $23.9 million. For the nine months ended September 30, 2019, the increase was primarily due to our net losses of $27.8 million from clinical and pre-clinical expenses, an increase in prepaid expenses of $2.7 million and a decrease in accounts payable of $1.3 million, which is partially offset by an increase in accrued expenses and other current liabilities of $3.4 million and $4.8 million in non-cash stock-based compensation expense.

Net cash used in operating activities for nine months ended September 30, 2018, was $5.3 million and was primarily due to our net loss of $9.8 million from drug manufacturing and formulation expenses, an increase in prepaid expenses of $1.1 million, which are partially offset by increases of $1.8 million in accounts payable, $1.3 million in accrued expenses and other current liabilities, $0.9 million attributable to the change in fair value of the derivative and warrant liabilities, $1.4 million from non-cash interest expense on convertible promissory notes and $0.2 million in non-cash stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $19.9 million relating to our investment in marketable securities for $19.9 million.

During the nine months ended September 30, 2018, there were no investing activities.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $38.1 million, primarily from the cash proceeds from the IPO of $37.2 million, net of underwriting costs, and from the issuance of Series B Preferred Stock resulting in $3.1 million cash proceeds. This was partially offset by the payment of deferred financing costs related to our IPO of approximately $2.5 million.

During the nine months ended September 30, 2018, net cash provided by financing activities was $5.6 million primarily from the sale of the convertible promissory notes, net of cash issuance costs.

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

Contractual Obligations and Commitments

During the three and nine months ended September 30, 2019, there were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. As of September 30, 2019, we had cash and cash equivalents and short-term investments of $32.9 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest‑bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. We do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $4.3 million and $16.5 million for the years ended December 31, 2017 and 2018, respectively, and $10.7 million and $27.8 million for the three and nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $49.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

Additionally, we expect our financial condition and operating results to continue to fluctuate from quarter to quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our development programs or other operations.

As of September 30, 2019, our cash, cash equivalents and marketable securities was $33.0 million. Based on our research and development plans, we believe that our existing cash and cash equivalents will fund our operations through at least the next 12 months from the date the financial statements were issued. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

For example, upon successful completion of the planned Phase 1 clinical trial in adults, we intend to conduct an additional Phase 1 clinical trial of AT‑007 for the treatment of galactosemia in a pediatric population. We are doing this in order to obtain data on patients representing the most vulnerable subset of our intended population. Such pediatric patients may be difficult to enroll in this trial, and the lack of data on these patients may negatively impact the approvability or labeling of galactosemia.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and early‑stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third-parties compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Ensuring that our business arrangements with third-parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government‑funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.

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

We rely on third-parties to conduct, supervise and monitor our preclinical studies and clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

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

Given the amount of time required for the development, testing and regulatory review of product candidates such as AT‑001, AT‑003 and AT‑007, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent; provided that the patent is not enforceable for more than 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case.

Third-parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a negative impact on the success of our business.

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

The licensing or acquisition of third‑party intellectual property rights is a competitive area, and more established companies may also pursue strategies to license or acquire third‑party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third‑party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third‑party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have an adverse effect on our business, financial condition, results of operations and prospects. Furthermore, even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third-parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. We may be required to indemnify collaborators or contractors against such claims. A finding of infringement could prevent us from manufacturing and commercializing our current or any future product candidates or force us to cease some or all of our business operations, which could harm our business. Even if we are successful in defending against such claims, litigation can be expensive and time‑consuming and would divert management’s attention from our core business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock.

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

Competitors may infringe, misappropriate or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time‑consuming and are likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our owned or licensed patents at risk of being invalidated or interpreted narrowly and could put our owned or licensed patent applications at risk of not issuing. The initiation of a claim against a third party might also cause the third-party to bring counterclaims against us, such as claims asserting that our patent rights are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non‑enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post‑grant proceedings such as ex parte reexaminations, inter partes review, post‑grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is or will be no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy‑Smith America Invents Act, or the America Invents Act, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. The America Invents Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third‑party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO‑administered post‑grant proceedings, including post‑grant review, inter partes review, and derivation proceedings. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business, financial condition, results of operations, and prospects.

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

As of September 30, 2019, we had 10 full‑time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based upon shares of our common stock outstanding as of September 30, 2019, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock will, in the aggregate, beneficially own shares representing approximately 55% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have outstanding 17,052,202  shares of common stock as of September 30, 2019. This includes the shares that we sold in the IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The remaining 13,052,202 shares are currently restricted as a result of securities laws or lock-up agreements. Moreover, holders of an aggregate of 7,538,671 shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

During the nine months ended September 30, 2019, we granted to our employee’s stock options to purchase an aggregate of 233,413 shares of our common stock at a weighted-average exercise price of $10.40 per share pursuant to our 2016 Equity Incentive Plan, as amended, or the 2016 Plan. The sales of these securities were exempt from registration either under Rule 701 promulgated under the Securities Act of 1933, as amended, or the Securities Act, in that the transactions were underwritten compensatory benefit plans and contracts relating to compensation.

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

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. We invested the funds received in cash and cash equivalents in accordance with our investment policy. As of September 30, 2019, we have used approximately $12.6 million of the net offering proceeds primarily to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1+

Employment Agreement, by and between the Company Riccardo Perfetti, dated August 28, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2019).

10.2+

Employment Agreement by and between the Company and Mark Vignola, dated August 29, 2019 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2019).

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

APPLIED THERAPEUTICS, INC.

Date: November 13, 2019	By:	/s/ Shoshana Shendelman, Phd.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2019	By:	/s/ Mark Vignola, Ph.D.
Mark Vignola, Ph.D.
Chief Financial Officer (Principal Financial and Accounting Officer)