Form 10-Q
period 2020-03-31
Applied Therapeutics Inc.
filed 2020-05-11
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

545 Fifth Avenue, Suite 1400

New York, New York 10017

(212) 220-9226

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	APLT	The Nasdaq Global Market

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

As of May 8, 2020, the registrant had 21,970,177 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q:

•

the potential impact of the Covid-19 pandemic on the timing and progress of our ongoing clinical trials, our business, results of operations, liquidity, and operations and our ability to mitigate those potential impacts;

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

The foregoing list of risks is not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

        In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless the context otherwise requires, the terms “Applied,” “Applied Therapeutics,” “the company,” “we,” “us,” “our” and similar references in this Quarterly Report on Form 10-Q refer to Applied Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	As of	As of
	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,503	$18,850
Prepaid expenses and other current assets	9,432	7,301
Investments	61,806	20,004
Total current assets	163,741	46,155
Operating lease right-of-use asset	1,942	2,035
Security deposits and leasehold improvements	199	199
TOTAL ASSETS	$165,882	$48,389
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of operating lease liabilities	364	356
Accounts payable	1,606	8,793
Accrued expenses and other current liabilities	6,496	4,950
Total current liabilities	8,466	14,099
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	1,588	1,683
Total noncurrent liabilities	1,588	1,683
Total liabilities	10,054	15,782
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; 21,969,277 shares and 18,531,560 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	234,876	99,378
Accumulated other comprehensive loss	89	(2)
Accumulated deficit	(79,139)	(66,770)
Total stockholders' equity	155,828	32,607
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,882	$48,389

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
OPERATING EXPENSES:
Research and development	$7,271	$6,874
General and administrative	5,196	1,855
Total operating expenses	12,467	8,729
LOSS FROM OPERATIONS	(12,467)	(8,729)
OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	122	(1)
Other income (expense)	(24)	—
Total other income (expense), net	98	(1)
Net loss	$(12,369)	$(8,730)
Net loss attributable to common stockholders—basic and diluted	$(12,369)	$(8,730)
Net loss per share attributable to common stockholders—basic and diluted	$(0.59)	$(1.58)
Weighted-average common stock outstanding—basic and diluted	20,840,658	5,513,531

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net Loss	$(12,369)	$(8,730)
Other comprehensive income		—
Unrealized gain on marketable securities	91	—
Other comprehensive income, net of tax	91	—
Comprehensive income (loss), net of tax	$(12,278)	$(8,730)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Convertible		Convertible		$0.0001		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
BALANCE, January 1, 2019	3,093,898	$6,254	4,001,848	$29,156	5,513,531	$—	$1,665	$(21,257)	$—	$(19,592)
Issuance of Series B convertible preferred stock for cash, net of issuance costs of $419	—	—	442,925	2,897	—	—	—	—	—	—
Issuance of common stock warrants in connection with the issuance of Series B convertible preferred stock	—	—	—	—	—	—	80	—	—	80
Conversion of Series A convertible preferred stock into common stock upon closing of initial public offering	(3,093,898)	(6,254)	—	—	3,093,898	—	6,254	—	—	6,254
Conversion of Series B convertible preferred stock into common stock upon closing of initial public offering	—	—	(4,444,773)	(32,053)	4,444,773	1	32,052	—	—	32,053
Issuance of common stock upon initial public offering, net of issuance costs of $5,417	—	—	—	—	4,000,000	—	34,582	—	—	34,582
Exercise of options for common stock issued under Equity Incentive Plan	—	—	—	—	81,988	—	226	—	—	226
Issuance of common stock upon private placement offering, net of issuance costs of $1,667	—	—	—	—	1,380,344	—	18,348	—	—	18,348
Exercise of warrants for common stock	—	—	—	—	17,026	—		—	—	—
Stock-based compensation expense	—	—	—	—	—	—	6,171	—	—	6,171
Net loss	—	—	—	—	—	—	—	(45,513)	—	(45,513)
Other Comprehensive Income (Loss)									(2)	(2)
BALANCE, December 31, 2019	—	$—	—	$0	18,531,560	$1	$99,378	$(66,770)	$(2)	$32,607

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Convertible		Convertible		$0.0001		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
BALANCE, January 1, 2020	—	$—	—	$—	18,531,560	$1	$99,378	$(66,770)	$(2)	$32,607
Issuance of common stock upon secondary public offering, net of issuance costs of $714	—	—	—	—	3,152,712	1	134,127	—	—	134,128
Exercise of options for common stock issued under Equity Incentive Plan	—	—	—	—	35,027	0	81	—	—	81
Private Placement Issuance Costs	—	—	—	—	—	—	(41)	—	—	(41)
Exercise of warrants for common stock	—	—	—	—	249,978	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,331	—	—	1,331
Net loss	—	—	—	—	—	—	—	(12,369)	—	(12,369)
Other Comprehensive Income	—	—	—	—	—	—	—	—	91	91
BALANCE, March 31, 2020	—	—	—	—	21,969,277	2	234,876	(79,139)	89	155,828

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(12,369)	$(8,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense		1,331	325
Amortization of operating lease right-of-use assets		93	—
Change in operating lease liability		(87)	—
Changes in operating assets and liabilities:
Prepaid expenses		(2,131)	(497)
Accounts payable		(7,199)	(366)
Accrued expenses and other current liabilities		1,507	2,266
Net cash used in operating activities		(18,855)	(7,002)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities		(41,711)	—
Net cash used in investing activities		(41,711)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B convertible preferred stock, net of cash issuance costs of $186		—	3,131
Proceeds from secondary public offering, net of cash issuance costs of $702		134,139	—
Payment of deferred offering costs		(1)	(191)
Exercise of stock options for common stock under Equity Incentive Plan		81	—
Net cash provided by financing activities		134,219	2,940
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		73,653	(4,062)
Cash and cash equivalents at beginning of period		18,850	18,748
Cash and cash equivalents at end of period		$92,503	$14,686
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Issuance of warrants in connection with Series B convertible preferred stock	$		$80
Private offering costs in accrued expenses		$40	872
Secondary offering costs in accounts payable		12	79
Unrealized gain (loss) on marketable securities		(91)	—

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

On November 12, 2019, the Company completed a private placement (the “Private Placement”), pursuant to which it issued and sold 1,380,344 shares of the Company’s common stock at a price of $14.50 per share, for net proceeds of $18.4 million after deducting placement agent discounts and commissions and offering costs.

On January 28, 2020, the Company completed its secondary public offering (the “Secondary Public Offering”), pursuant to which it issued and sold 2,741,489 shares of common stock at a public offering price of $45.50 per share, with an additional 411,223 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the offering, after deducting underwriting discounts and commissions and offering costs, were $134.1 million.

The accompanying unaudited condensed financial statements as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Annual Report, filed with the SEC on March 13, 2020 (the “Annual Report”).

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of March 31, 2020, results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

Management believes that the Company’s existing cash, cash equivalents, and investments will allow the Company to continue its operations for at least 12 months from the issuance date of these financial statements.  After 12 months from the issuance of these financial statements, the Company may need to obtain additional funding. The Company may pursue additional cash resources through public or private financings.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2020.

Stock‑Based Compensation–Restricted Stock Units

The Company accounts for restricted stock units in accordance with the authoritative guidance for stock-based compensation. The fair value of restricted stock units is measured at the grant date based on the closing market price of the Company’s common stock on the date of grant, and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

Recent Accounting Pronouncements

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology applies to financial instruments measured at amortized cost, including loan receivables and held-to-maturity debt securities, off-balance sheet credit exposures and net investments in leases recognized by a lessor. ASC 326 also made changes to the accounting for available-for-sale debt securities, where credit losses are required to be presented as an allowance as opposed to a write-down.

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

For available-for-sale debt securities in an unrealized position, the Company assesses whether a decline in fair value resulted from credit losses or other factors. Management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security, and adverse conditions specifically related to the security. If the assessment indicates a credit loss exists, an allowance is recorded that is limited to the amount the amortized cost exceeds the fair value. Any impairment that is not recognized through the allowance for credit loss is recognized in other comprehensive income.

The Company adopted ASC 326 using the modified retrospective method approach, where a cumulative-effect adjustment to credit loss allowance would be reflected in retained earnings. The adoption of this standard did not have an impact on the Company’s balance sheet as there were no credit losses identified.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” which modifies the disclosure requirements on fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019. Upon the effective date, certain provisions are to be applied prospectively, while others are to be applied retrospectively to all periods presented. The amendments eliminated certain disclosure requirements such as the elimination of disclosing the valuation process for Level 3 fair value measurements. Other amendments in the update did not impact the Company. The Company adopted the amendments on January 1, 2020 with no impact on our financial statements.

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

During the three months ended March 31, 2020, the Company recorded $0.3 million in research and development expense and $40,000 in general and administrative expense related to the Columbia Agreements. During the three months ended March 31, 2019, the Company recorded $0 million in research and development expense and $0.2 million in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $2.2 million in expense from the execution of the Columbia Agreements through March 31, 2020.

As of March 31, 2020, the Company had  $0.3 million due to Columbia University included in accrued expenses and  $52,000 included in accounts payable. As of December 31, 2019, the Company had  $0.1 million due to Columbia University included in accrued expenses and $0.1 million included in accounts payable.

3. FAIR VALUE MEASUREMENTS

The following table summarizes, as of March 31, 2020, the Company's financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Annual Report.

	As of March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$58,186	$—	$—	$58,186
Money market funds	34,317	—	—	34,317
Total cash and cash equivalents	$92,503	$—	$—	$92,503
Commercial paper and corporate bonds	—	15,741	—	15,741
U.S. government agency debt securities	—	46,065	—	46,065
Total marketable securities	$—	$61,806	$—	$61,806
Total financial assets measured at fair value on a recurring basis	$92,503	$61,806	$—	$154,309

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

With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the three months ended March 31, 2020, there were no transfers of financial assets between Level 1 and Level l.

4. INVESTMENTS

Marketable Securities

Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, and U.S. government debt obligations. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

The following tables provide the Company’s marketable securities by security type as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020				As of December 31, 2019
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Commercial paper and corporate bonds	$15,765	$13	$(37)	$15,741	$7,540	$—	$(20)	$7,520
US government agency debt security	45,952	113	—	46,065	12,466	19	(1)	12,484
Total	$61,717	$126	$(37)	$61,806	$20,006	$19	$(21)	$20,004

The Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2020 and applied the new modified credit impairment guidance related to available-for-sale debt securities prospectively. Under the new guidance, at each reporting date, entities must evaluate their individual available-for-sale debt securities that are in an unrealized loss position and determine whether the decline in fair value below the amortized cost basis from a credit loss or other factors. The amount of the decline related to credit losses are recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of decline not related to credit losses are recorded through other comprehensive income, net of tax. As of March 31, 2020, our corporate bond portfolio reported an unrealized net loss of $37 thousand.  Based on our evaluations, we determined that a credit loss allowance is not required since the decline was not related to underlying credit issues of the counterparties. The counterparties to these investments have high credit quality with investment grade ratings of at least A- or above, along with a history of no defaults. No single investment in the corporate bond portfolio had an individually material unrealized loss and in the aggregate. The total amount of unrealized losses of $37 thousand as of March 31, 2020 was only 0.23% of the total amortized costs basis of the corporate bond portfolio. In addition, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. Accordingly, based on the forgoing evaluation, the Company did not record any credit losses during the three months ended March 31, 2020 and the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Statements of Comprehensive Loss. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Statements of Comprehensive Loss.

Contractual maturities of the Company’s marketable securities as of March 31, 2020 and December 31, 2019 are summarized as follows:

	As of March 31, 2020				As of December 31, 2019
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$57,157	$110	$(37)	$57,230	$20,006	$19	$(21)	$20,004
Due in one through two years	4,560	16	—	4,576	—	—	—	—
Total	$61,717	$126	$(37)	$61,806	$20,006	$19	$(21)	$20,004

At March 31, 2020, the Company had $126 thousand of gross unrealized gains and $37 thousand of gross unrealized losses primarily due to fluctuations in the fair value of certain U.S. government agency debt securities.

During the three months ended March 31, 2020, the Company recorded no net realized gains or losses from the sale of marketable securities.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2020 are as follows:

	As of March 31, 2020
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Commercial paper and corporate bonds	$(37)	$10,176	$—	$—	$(37)	$10,176
US government agency debt security	—	—	—	—	—	—
Total	$(37)	$10,176	$—	$—	$(37)	$10,176

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2020 are as follows:

	As of December 31, 2019
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Commercial paper and corporate bonds	$(20)	$7,520	$—	$—	$(20)	$7,520
US government agency debt security	(1)	3,497	—	—	(1)	3,497
Total	$(21)	$11,017	$—	$—	$(21)	$11,017

As of March 31, 2020, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality. Therefore, as of March 31, 2020, we have recognized no other-than-temporary impairment loss.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Prepaid research and development expenses	8,607	5,872
Prepaid rent expenses	111	142
Prepaid insurance expenses	447	1,196
Interest Receivable	136	10
Other prepaid expenses and current assets	131	81
Total prepaid expenses & other current assets	$9,432	$7,301

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Accrued pre-clinical and clinical expenses	$4,836	$4,287
Accrued professional fees	898	345
Accrued compensation and benefits	273	—
Accrued patent expenses	42	54
Other	447	264
Total accrued expenses & other current liabilities	$6,496	$4,950

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

As of March 31, 2020, there were 2,675,770 shares reserved by the Company to grant under the 2016 and 2019 Plans and an aggregate of 1,100,671 shares remained available for future grants under the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees during the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Research and development	$642	$	$ 147
General and administrative	670		178
Total stock-based compensation expense	$1,312		$325

During the three months ended March 31, 2020, the Company granted options to purchase 194,031 shares of common stock.  The Company recorded stock-based compensation expense for options granted during the three months ended March 31, 2020 and 2019 of $1.3 million and $0.3 million, respectively. As of March 31, 2020 and December 31, 2019, there were 4,238,892 and 4,079,888 options outstanding, respectively. The weighted‑average fair value of options granted during the three months ended March 31, 2020 and 2019 was $21.65 and $1.54 per share, respectively. As of March 31, 2020, and March 31, 2019, the total unrecognized stock‑based compensation balance for unvested options was $15.4 million and $5.3 million, respectively, which is expected to be recognized over a period of 1.6 years and 2.3 years, respectively.

The following table summarizes the information about options outstanding at March 31, 2020:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2019	4,079,888	$5.11	8.26	$82,327
Options granted	194,031	35.43
Options exercised	(35,027)	2.32		—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2020	4,238,892	$8.16	8.83	$104,515
Exercisable at March 31, 2020	2,073,735	$3.22	8.42	$61,123
Nonvested at March 31, 2020	2,165,157	$12.89	9.23	$43,392

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the years ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
Expected term (in years)	6.1	6.0
Volatility	68.77%	68.44%
Risk-free interest rate	0.59%	2.47%
Dividend yield	0.00%	0.00%

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

Three Months Ended
March 31,
2020
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

As of March 31, 2020 there were no outstanding stock options containing service-, performance-, and market-based vesting conditions. The Company recorded $0.1 million in compensation expense related to these awards for the three months ended March 31, 2019.

Issuance of Restricted Common Stock

On March 9, 2020, the Board of Directors of the Company approved the grant of 36,464 restricted stock units (the “RSUs”) to an employee of the Company, pursuant to the 2019 Equity Plan. One-fourth of the RSUs shall vest in four equal annual installments commencing one year after the date of grant, subject to the employee continuing to provide services through each such date. These shares were valued at $1.3 million, determined using price per share of $34.28, the closing price of the Company’s common stock on March 9, 2020, and will be amortized ratably over the term of the vesting periods of three years on a straight line basis. For the three months ended March 31, 2020, amortization of deferred stock compensation of these shares amounted to $19,000. As of March 31, 2020, the unamortized deferred compensation costs associated with non-vested restricted stock awards were $1.2 million with a weighted-average remaining amortization period of 3.9 years.

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “2019 ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of March 31, 2020, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of March 31, 2020, and December 31, 2019, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

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

Upon completion of the IPO, all 7,538,671 shares of outstanding Series A Preferred Stock (“Series A Preferred Stock”) and Series B Preferred Stock (collectively , "the Preferred Stock") were converted into common stock on a one-to-one basis. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock outstanding.

9. WARRANTS

Warrants Issued with Series A Preferred Stock

On January 26, 2017, in connection with the sale and issuance of the Series A Preferred Stock, the Company issued equity‑classified warrants to purchase 309,389 shares of common stock (the “2017 Warrants”), valued at $0.2 million, and included in the issuance costs of the Series A Preferred Stock. The warrants vested immediately and have an exercise price of $2.49 per share and expire on March 13, 2027.

The fair value of warrants issued is estimated using the Black‑Scholes option pricing model with the following assumptions for the 2017 Warrants.

Contractual term (in years)	10.0
Volatility	74.48%
Risk-free interest rate	3.20%
Dividend yield	0.00%

On February 21, 2020, two warrantholders exercised 185,634 options in a cashless exercise at net, and the Company issued 176,092 shares of common stock. On February 24, 2020, a warrantholder exercised 72,817 options in a cashless exercise at net, and the Company issued 69,094 shares of common stock.

Warrants Issued with the 2018 Notes

On January 18, 2018, the Company entered into a placement agent agreement through which it became obligated to issue common stock warrants in connection with the issuance of the 2018 Notes. The obligation to issue the 2018 Notes Warrants was recorded as a liability at its fair value, which was initially $0.1 million, and was included in the issuance costs of the 2018 Notes. On November 5, 2018, in connection with the extinguishment of the 2018 Notes into shares of Series B Preferred Stock, the Company issued the 2018 Notes Warrants, which were equity‑classified warrants upon issuance, to purchase 76,847 shares of common stock, valued at $0.3 million. The 2018

Notes Warrants vested immediately upon issuance and have an exercise price of $6.59 per share and expire on November 4, 2028.

On February 24, 2020, a warrantholder exercised 386 options in a cashless exercise at net, and the Company issued 333 shares of common stock.

Warrants Issued with Series B Preferred Stock

In November and December 2018, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue warrants to purchase 72,261 shares of common stock (collectively the “2018 Warrants”), valued in the aggregate at $0.2 million, which was included in the issuance costs for the Series B Preferred Stock. The warrants vest immediately upon issuance, have an exercise price of $8.24 per share and expire 10 years from the date of issuance.

The fair value of the 2018 Warrants was estimated using the Black‑Scholes option pricing model with the following assumptions:

Contractual term (in years)	10.0
Volatility	74.48%
Risk-free interest rate	3.20%
Dividend yield	0.00%

In February 2019, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue warrants to purchase 23,867 shares of common stock (collectively the “2019 Warrants”), valued in the aggregate at $0.1 million, which was included in the issuance costs for the Series B Preferred Stock. The warrants vest immediately upon issuance, have an exercise price of $8.24 per share and expire 10 years from the date of issuance.

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

On January 14, 2020, a warrantholder exercised 220 options in a cashless exercise at net, and the Company issued 146 shares of common stock. On February 24, 2020, a warrantholder exercised 5,193 options in a cashless exercise at net, and the Company issued 4,313 shares of common stock.

A summary of the Company’s outstanding common stock warrants as of March 31, 2020 is as follows:

Warrants
Outstanding as of December 31, 2019	462,364
Warrants granted and issued	—
Warrants exercised	(264,251)
Warrants exchanged	—
Balance as of March 31, 2020	198,113

10. LEASES

The following table summarizes the Company’s lease assets and liabilities as of March 31, 2020:

ROU Assets and Liabilities	Balance Sheet Location	Operating (in thousands)
ROU - Asset	Right-of-use assets	$1,942
Lease liabilities (current)	Operating lease liabilities, current	364
Lease liabilities (non-current)	Operating lease liabilities, non-current	1,588

The following table summarizes the Company’s lease related costs for the three months ended March 31, 2020:

Lease Cost	Statement of Operations Location	Operating (in thousands)
Operating Lease Cost	General and administrative	$121
Total Lease Cost		$121

Average lease terms and discount rates for the Company’s operating leases were as follows:

Three Months Ended
March 31,
Other Information	2020
Weighted-average remaining lease term
Operating leases	4.59 years
Weighted-average discount rate
Operating leases	5.69%

The following table summarizes the maturities of lease liabilities as of March 31, 2020:

Operating
Year	(in thousands)
2020	$347
2021	474
2022	486
2023	497
2024	424
Thereafter	—
Total lease payments	2,228
Less: interest	276
Total lease liabilities	$1,952

11. INCOME TAXES

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the Covid-19 pandemic. The CARES Act, among other things, includes provisions relating to net operating loss carryback periods, alternative minimum tax credit refunds, and modification to the net interest deduction limitations. The CARES Act did not have a material impact on our financial statements for the three months ended March 31, 2020. We continue to monitor any effects that may result from the CARES Act.

During the three months ended March 31, 2020 and the year ended December 31, 2019, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre‑tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made approximately $25,000 and $15,000 in matching contributions to the plan during the three months ended March 31, 2020 and 2019, respectively.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted‑average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three months ended March 31, 2020 and 2019, as the inclusion of all potential common shares outstanding would have been anti‑dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands, except for share data)	2020	2019
Numerator:
Net loss	$(12,369)	$(8,730)
Denominator:
Weighted-average common stock outstanding	20,840,658	5,513,531
Net loss per share attributable to common stockholders - basic and diluted	$(0.59)	$(1.58)

The Company’s potentially dilutive securities, which include Preferred Stock, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted‑average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding for the three months ended March 31, 2020 and 2019, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti‑dilutive effect:

	As of
	March 31,
	2020	2019
Preferred Stock	—	7,538,671
Options to purchase common stock	4,238,892	2,552,921
Warrants to purchase common stock	198,113	482,364

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE‑LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three months ended March 31, 2020 and 2019, the Company made payments to Alexandria LaunchLabs of approximately $24,000 and $21,000, respectively under the LaunchLabs Agreement, which was recognized in research and development expenses. As of March 31, 2020, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10‑Q and the audited financial information and the notes thereto included in the Annual Report.  In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under “Special Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in this report, and in other reports we file with the SEC, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel product candidates against validated molecular targets in indications of high unmet medical need. We focus on molecules and pathways whose role in the disease process is well known based on prior research, but have previously failed to yield successful products due to poor efficacy and tolerability. Our unique approach to drug development leverages recent technological advances to design improved drugs, employs early use of biomarkers to confirm biological activity and focuses on potential use of expedited regulatory pathways. Our first molecular target is aldose reductase, or AR, an enzyme that converts glucose to sorbitol under oxidative stress conditions, and is implicated in multiple diseases. Prior attempts to inhibit this enzyme were hindered by nonselective, nonspecific inhibition, which resulted in limited efficacy and significant off-target safety effects. The detrimental consequences of AR activation have been well established by decades of prior research. Our AR program currently includes three small molecules, which are all potent and selective inhibitors of AR, but are engineered to have unique tissue permeability profiles to target different disease states, including diabetic complications, heart disease and a rare pediatric metabolic disease. Using similar strategies to our AR inhibitors, or ARI, program, we have also developed a program targeting selective inhibition of phosphatidylinositol 3-kinase, or PI3K, subunits that produced an early-stage oncology pipeline. The result of this unique multifaceted approach to drug development is a portfolio of highly specific and selective product candidates that we believe are significantly de-risked and can move quickly through the development process. We plan to initiate our clinical program in these indications in 2020 and 2021.

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

On April 21, 2020, the Company announced full results of the ACTION-Galactosemia study.  As previously announced, once-daily 20mg/kg AT-007 reduced galactitol levels by approximately 50% in galactosemia patients. Reduction in galactitol levels was rapid (within 6 days of consecutive AT-007 treatment) and sustained throughout the treatment period of 27 days. Reduction in galactitol from baseline was statistically significant at the 20mg/kg vs placebo (p<0.01). The lower dose tested, 5mg/kg, demonstrated a similar trend in reducing galactitol levels approximately 20% from baseline (p=NS from placebo).  Reduction in galactitol did not result in derangement of other metabolites in the galactose pathway, such as galactose and gal-1p.  As no drug-related adverse events were seen at the once-daily 20mg/kg dose, a once-daily 40mg/kg dose was subsequently studied in healthy volunteers and is ongoing in galactosemia patients. The 40mg/kg dose was safe and well tolerated. Evaluation of once-daily 40mg/kg AT-007 in galactosemia patients remains ongoing.  No drug-related adverse events were reported at any dose of AT-007 in ACTION-Galactosemia.

A 90-day safety extension study for ACTION-Galactosemia is ongoing. The extension study is open to patients from the core study and to new adult galactosemia patients.

On April 30, 2020 the FDA granted Pediatric Rare Disease designation to AT-007 for treatment of galactosemia.  The FDA had previously granted AT-007 Orphan Designation.

In May 2020 the Company met with the FDA to discuss the ongoing galactosemia development program.   Specifically, the design of the galactosemia pediatric study was discussed and feedback from FDA was subsequently incorporated into the pediatric study protocol.  The study is designed similarly to ACTION-Galactosemia with a bio-marker based endpoint of galactitol reduction. We continue to work with the FDA to finalize the study protocol, and we expect to commence the trial as planned in Q2 of this year. Both the adult extension study and the pediatric study are designed to incorporate primarily home health visits in order to limit travel and risk of exposure to Covid-19.

The Company is also  engaged in preclinical work on AT-007 in another pediatric rare disease, called PMM2-CDG.  PMM2-CDG is a glycosylation disorder caused by deficiencies in the enzyme phosphomannomutase 2, which leads to CNS symptoms similar to galactosemia, including low IQ, tremor, and speech and motor problems.  Aldose Reductase is over-activated in this disease as a compensatory consequence of PMM2 deficiency, and a CNS penetrant ARI may be a compelling clinical option.  Initial data in fibroblast cell lines derived from PMM2-CDG patients demonstrates that AT-007 treatment increases phosphomannomutase 2 activity.  We may pursue clinical development in this indication in the future.

We are also working on a rare disease caused by Sorbitol Dehydrogenase deficiency, called SORD.  Aldose Reductase is the first enzyme in the polyol pathway, converting glucose to sorbitol.  AR is then followed by Sorbitol Dehydrogenase, which converts sorbitol to fructose.  Patients with SORD build up very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which results in tissue toxicities such as peripheral neuropathy.  Recent research in drosophila and cell models of SORD demonstrates that treatment with an ARI that blocks sorbitol production may provide benefit in this disease.  The Company is working with researchers to explore potential benefit in SORD models of disease, and may initiate a clinical development program. Intellectual property applications have previously been filed related to both PMM2-CDG and SORD.

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

On April 2, the Company announced that a Covid-19 IND had been opened with the FDA for AT-001. AT-001 investigator-initiated trials were initiated at Mt. Sinai and NYU to address acute lung inflammation and cardiomyopathy in critical Covid-19 patients.  The company also announced that the drug was being provided free of charge through “Named Patient” Emergency INDs at multiple hospitals across the US in critical Covid-19 patients.

Covid-19 can cause significant cardiac morbidities, including cardiomyopathy.  AT-001, has been shown to prevent oxidative damage to cardiomyocytes, and decrease oxidative-induced damage.  In severe cases, Covid-19 infection can lead to development of Acute Respiratory Distress Syndrome (ARDS) and Acute lung Inflammation/Injury (ALI) resulting from inflammatory response. In an animal model of sepsis-induced ALI, Aldose Reductase inhibition was shown to have a beneficial effect and attenuate severity of disease by reducing cytokines (such as IL-6), neutrophil infiltration into the lungs, and activation of lung inflammatory endothelial cells. The company will make a decision as to whether to pursue further clinical development of AT-001 in Covid-19 based on the results of these pilot studies and individual patient results.

In March 2020 the Company hired a Chief Commercial Officer, and build-out of commercial infrastructure commenced.  As such, we expect commercial expenditures to increase in 2020 as we prepare for potential galactosemia commercial launch, including additional costs related to marketing, market access, market research and sales and forecasting, as well as an increase in compensation expense related to several new hires in connection with the build-out.

Since inception in 2016, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue.

Initial Public Offering

On May 16, 2019, the Company completed an initial public offering, or IPO, in which the Company issued and sold 4,000,000 shares of its common stock at a public offering price of $10.00 per share, for aggregate gross proceeds of $40.0 million. The Company received approximately $34.6 million in net proceeds after deducting underwriting discounts and commissions and offering costs. The shares began trading on The Nasdaq Global Market on May 14, 2019. Upon completion of the IPO, all of our outstanding shares of convertible preferred stock, converted into 7,538,671 shares of our common stock.

Prior to the completion of the IPO, the Company primarily funded its operations with proceeds from the sale of convertible preferred stock. We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $12.4 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $79.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company that we did not previously incur or had previously incurred at lower rates as a private company, including significant legal, accounting, investor relations and other expenses. As of March 31, 2020, we had cash and cash equivalents and short-term investments of $154.3 million.

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

January 2020 Secondary Public Offering

In January 2020, we issued and sold 2,741,489 shares of our common stock at a public offering price of $45.50 per share, with an additional 411,223 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares in the Secondary Public Offering.  We received aggregate net proceeds, net of underwriting discounts and commissions and estimated offering expenses of $134.1 million.

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

Other Income (Expense), Net

Other income (expense), net consists of interest income (expense), net, and other expenses. Interest income (expense), net consists primarily of our interest income on our cash and cash equivalents and marketable securities. Other expense consists primarily of realized gains and losses on sales of marketable securities.

Results of Operations

Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2020	2019
Operating expenses:
Research and development	$7,271	$6,874
General and administrative	5,196	1,855
Total operating expenses	12,467	8,729
Loss from operations	(12,467)	(8,729)
Other (expense) income, net:
Interest income (expense), net	122	(1)
Loss on extinguishment of debt	—	—
Other expense	(24)	—
Other (expense) income, net	98	(1)
Net loss	$(12,369)	$(8,730)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019	Increase
Clinical and pre-clinical	$5,162	$4,333	$829
Drug manufacturing and formulation	616	1,635	(1,019)
Personnel expenses	782	625	157
Stock-based compensation	642	147	495
Regulatory and other	69	134	(65)
Total research and development expenses	$7,271	$6,874	$397

Research and development expenses for the three months ended March 31, 2020 were $7.3 million, compared to $6.9 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, the increase of $0.4 million was primarily related to the increase in clinical and pre-clinical expenses of $0.8  million for the advancement of clinical trials, increase in personnel-related costs of $0.2 million and $0.5 million increase in stock-based compensation expense due to an increase in headcount, which were offset by the decrease in drug manufacturing and formulation expenses of $1.0 million and decrease in regulatory and other expenses of $0.1 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019	Increase
Personnel expenses	$610	$259	$351
Stock-based compensation	689	178	511
Legal and professional fees	2,182	921	1,261
Other expenses	1,715	497	1,218
Total general and administrative expenses	$5,196	$1,855	$3,341

General and administrative expenses were $5.2 million for the three months ended March 31, 2020, compared to $1.9 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, the increase of $3.3 million was primarily related to the increase in personnel expenses and stock-based compensation of $0.4 million and $0.5 million, respectively, due to the increase in headcount, including the hiring of the chief financial officer and chief accounting officer, $1.3 million related to an increase in legal and professional fees due to increased costs associated with being a public company, and $1.2 million in other expenses relating to increased costs of insurance, rent, and other office expenses.

Interest Income (Expense), Net

Interest income was $0.1 million for the three months ended March 31, 2020, as compared to $1,000 expense for the three months ended March 31, 2019. The change was primarily related to interest income from the Company’s marketable securities of $0.1 million for the three months ended March 31, 2020, which did not exist for the three months ended March 31, 2019.

Other Expense

Other expense was $24,000 for the three months ended March 31, 2020, compared to zero for the three months ended March 31, 2019. The change was primarily related to the realized loss of $25,000 related to loss on foreign exchange transactions that did not exist during the three months ended March 31, 2019, offset by other income of $1,000.

Liquidity and Capital Resources

Since our inception through March 31, 2020, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We expect our existing cash and cash equivalents and short-term investments of $154.3 million as of March 31, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(18,855)	$(7,002)
Net cash used in investing activities	(41,711)	—
Net cash provided by financing activities	134,219	2,940
Net increase (decrease) in cash and cash equivalents	$73,653	$(4,062)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2020, was $18.9 million. For the three months ended March 31, 2020, the increase was primarily due to our net losses of $12.4 million from clinical and pre-clinical expenses, an increase in prepaid expenses of $2.1 million and a decrease in accounts payable of $7.2 million, which is partially offset by an increase in accrued expenses and other current liabilities of $1.5 million, $1.3 million in non-cash stock-based compensation expense, and $0.1 million in amortization of operating lease right-of-use assets.

Net cash used in operating activities for three months ended March 31, 2019, was $7.0 million and was primarily due to our net loss of $8.7 million from drug manufacturing and formulation expenses, an increase in prepaid expenses of $0.5 million, and a decrease of $0.4 million in accounts payable, which are partially offset by increases $2.3 million in accrued expenses and other current liabilities and $0.3 million in non-cash stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $41.7 million relating to our purchase of available-for-sale securities for $41.7 million.

During the three months ended March 31, 2019, there were no investing activities.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $134.2 million, primarily from the cash proceeds from the secondary offering of $134.1 million and $0.1 million from the exercise of stock options for common stock under the Equity Incentive Plan.

During the three months ended March 31, 2019, net cash provided by financing activities was $2.9 million, primarily from the cash proceeds from the issuance of Series B Preferred Stock resulting in $3.1 million cash proceeds offset by payment of initial public offering costs of $0.2 million.

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

Furthermore, we have and expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2020:

	Payments Due By Period
		Less Than			More Than
(in thousands)	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
Operating lease commitments(1)	$2,228	$465	$1,466	$297	$—
Total	$2,228	$465	$1,466	$297	$—

(1)	Represents future minimum lease payments under our operating lease for office space.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K other than what is noted below.

Stock‑Based Compensation

We account for our stock‑based compensation as expense in the statements of operations based on the awards’ grant date fair values. We account for forfeitures as they occur by reversing any expense recognized for unvested awards.

We estimate the fair value of options granted using the Black‑Scholes option pricing model. The Black‑Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk‑free interest rate and (d) expected dividends. Due to a historical lack of a public market for our common stock and a lack of company‑specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the SEC Staff Accounting Bulletin No. 107, Share‑Based Payment, to calculate the expected term for options granted as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk‑free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The fair value of stock‑based payments is recognized as expense over the requisite service period which is generally the vesting period.

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

Options Granted

The intrinsic value of all outstanding options as of March 31, 2020 was $104.5 million, based on the fair value of our common stock of $32.69 per share, of which approximately $61.1 million related to vested options and approximately $43.4 million related to unvested options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency sensitivities.

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, cash equivalents and short-term investments of $154.3 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

The securities in our investment portfolio are not leveraged and are classified as available-for-sale. These available-for-sale securities are short-term in nature and subject to minimal interest rate risk. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. A change of 50 to 100 basis points would result in a change of $0.2 to $0.3 million, respectively, on the value of our investment portfolio.

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

As of March 31, 2020, we had cash and cash equivalents of $92.5 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest‑bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. We do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of March 31, 2020, we had no outstanding debt and are therefore not subject to interest rate risk related to debt.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro.  As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements.  We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate loss during the three months ended March 31, 2020.  A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2020, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks described below, together with other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment.

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

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $45.6 million and $16.5 million for the years ended December 31, 2019 and 2018, respectively, and $12.4 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $79.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2020, our cash, cash equivalents and marketable securities was $154.3 million. Based on our current operating and research and development plans, we believe that our existing cash, cash equivalents, and marketable securities will fund our operations through at least the next 12 months from the date the financial statements were issued. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of March 31, 2020.

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

We have obtained orphan drug designation and rare pediatric disease designation, from the FDA for AT‑007 for the treatment of galactosemia. The FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is defined as a disease or condition that either affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals, there is no reasonable expectation that sales of the drug in the United States will be sufficient to offset the costs of developing and making the drug available in the United States. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

For the purposes of the rare pediatric disease program, a “rare pediatric disease” is a serious or life‑threatening disease in which the serious or life‑threatening manifestations primarily affect individuals aged from birth to 18 years or a rare disease or conditions within the meaning of the Orphan Drug Act. Under the FDA’s rare pediatric disease priority review voucher, or RPD‑PRV, program, upon the approval of an NDA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for an RPD‑PRV that can be used to obtain priority review for a subsequent NDA. The sponsor of the application may transfer (including by sale) the RPD‑PRV to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. Congress has extended the RPD‑PRV program until September 30, 2020, with potential for vouchers to be granted until 2022. This program has been subject to criticism, including by the FDA. As such it is possible that even though we have obtained qualification for a RPD‑PRV, the program may no longer be in effect at the time of approval. Also, although priority review vouchers may be sold or transferred to third parties, there is no guaranty that we will be able to realize any value if we obtained, and subsequently were able to sell a priority review voucher.

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

For additional information regarding delays in enrollment and retention of patients, see “Risks Related to Our Business Operations, Employee Matters and Managing Growth—Our business may be adversely affected by the recent coronavirus outbreak.”

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

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision that repealed, effective January 1, 2019, the tax‑based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA‑mandated fees, including the so‑called “Cadillac” tax on certain high‑cost employer‑sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non‑exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA‑qualified health plans and health insurance issuers under the PPACA adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. On December 18, 2019, a three-judge panel of the U.S. Court of Appeals for the 5th Circuit issued a decision on the appeal of that ruling, holding that the individual mandate is unconstitutional and remanding the case to the Texas District Court Judge to consider certain questions. It is unclear how these decisions, subsequent decisions and appeals, and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement may have on our business and the potential profitability of our product candidates.

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

If we fail to meet our obligations under either Columbia Agreement in any material respect and fail to cure such breach in a timely fashion, then Columbia University may terminate such Columbia Agreement. If either Columbia Agreement is terminated, and we lose our intellectual property rights under such Columbia Agreement, this may result in complete termination of our product development and any commercialization efforts for the product candidates that are subject to such agreement, including AT‑001, AT‑003, AT‑007 and AT‑104. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under each Columbia Agreement, we may not be able to do so in a timely manner, at an acceptable cost or at all. For additional information on the Columbia Agreement, see Note 2 in the accompanying notes to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

As of March 31, 2020, we had 13 full‑time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In December 2019, a novel strain of coronavirus, referred to as 2019-ncov, Covid-19 coronavirus epidemic, or Covid-19, was reported to have surfaced in Wuhan, China. Covid-19 has since spread globally, including the United States where we have our executive offices and principal operations. Infections and deaths related to Covid-19 have disrupted the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA approval with respect to, our clinical trials. It is unknown how long these disruptions could continue. In addition, other known and unknown factors caused by Covid-19 could materially delay our clinical trials, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to Covid-19. For example, with respect to our trials related to AT-001 for the treatment of Diabetic Cardiomyopathy, we have experienced delays in patient enrollment. Though we have undergone efforts to mitigate such delays, such efforts may not entirely avoid the effects of Covid-19 on our trials. Furthermore, we may experience additional delays in patient enrollment that we may not be able to mitigate. In addition, we have partnered with clinical research organizations, or CROs, to conduct clinical studies in jurisdictions, such as the EU, that have been affected by the spread of Covid-19. There is a possibility that such CROs may become unavailable or that the clinical trials they manage may be delayed due to Covid-19 or containment efforts associated with it. Such events may lead to termination of our relationship with affected CROs, affecting the development and study of our product candidates. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates, and increase the costs related to such development.

Government response to Covid-19 may also materially impact our business. Our executive offices and principal operations are located in New York and are currently subject to a statewide stay-at-home order. In addition, many of our potential partners and study participants worldwide are similarly impacted. In response, we have implemented a work-from-home policy for all employees and have restricted on-site activities to certain chemical, manufacturing and control (CMC) and clinical trial activities. However, many of our clinical trials sites and certain of our vendors, including our third-party contract manufactures, currently rely on exemptions from stay-at-home, shelter-in-place or similar orders for certain operations. Any of the applicable exemptions may be curtailed or revoked, which would further adversely impact our business.

In addition, we have in the past and may in the future source equipment and materials from China and other countries affected by Covid-19. If we were to engage with third party manufacturers in such countries in the future, there would be an increased risk of supply interruption, resulting in business/operational disruption. Covid-19’s spread, which has caused a broad impact globally, such as restrictions on travel and quarantine policies put into place by businesses and governments, may materially affect us economically. While the potential long-term economic impact of the Covid-19 pandemic may be difficult to assess or predict, there has already been a significant disruption of the global financial markets and the world economy, including the United States economy. A prolonged recession or market correction resulting from the spread of Covid-19 could materially affect our business and the value of our common stock, and reduce our ability to access capital, which could in the future negatively affect our liquidity.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile and fluctuate substantially which could result in substantial losses for purchasers of our common stock.

The market price of our common stock is likely to be volatile. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the offering price. In addition to the factors discussed in this “Risk Factors” section and elsewhere in the Quarterly Report on Form 10-Q, the market price for our common stock may be influenced by the following:

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

Based upon shares of our common stock outstanding as of March 31, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 40% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

We have broad discretion in the use of our cash and cash equivalents, and may use them ineffectively, in ways with which you do not agree or in ways that do not increase the value of your investment.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2020, we had outstanding 21,969,277 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock‑up agreements but will be able to be sold in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

In January 2020, we issued 146 shares of our common stock, in a net exercise of 220 warrant shares issued in April 2019.

In February 2020, we issued 249,832 shares of our common stock to affiliates of Brookline Capital Markets, a division of CIM Securities, LLC, in a net exercise of 264,030 warrant shares issued in March 2017, November 2018 and April 2019.

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

As of March 31, 2020, we have used all of the net initial public offering proceeds primarily to advance our product candidates through clinical trial programs and for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1+

Employment Agreement, by and between the Company and Shoshana Shendelman, dated March 9, 2020 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2020).

10.2+

Amendment to Employment Agreement, by and between the Company and Riccardo Perfetti, dated March 9, 2020 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2020).

10.3+

Offer Letter, by and between the Company and Chids Mahadevan, dated December 2, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2020).

31.1	Rule 13a‑14(a)/15d‑14(a) Certification under the Exchange Act by Shoshana Shendelman, President and Chief Executive Officer (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Chids Mahadevan, Chief Accounting Officer (Principal Financial Officer).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

APPLIED THERAPEUTICS, INC.

Date: May 11, 2020	By:	/s/ Shoshana Shendelman, Ph.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Chids Mahadevan
Chids Mahadevan
Chief Accounting Officer (Principal Financial Officer)