Form 10-Q
period 2020-06-30
Applied Therapeutics Inc.
filed 2020-08-11
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 10, 2020, the registrant had 22,435,414 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q:

●	the potential impact of the Covid-19 pandemic on the timing and progress of our ongoing clinical trials, our business, results of operations, liquidity, and operations and our ability to mitigate those potential impacts;
●	our plans to develop and commercialize our product candidates;
●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	our ability to take advantage of expedited regulatory pathways for any of our product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to successfully acquire or in-license additional product candidates on reasonable terms;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our ability to obtain regulatory approval of our current and future product candidates;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of such product candidates;
●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
●	the implementation of our business model and strategic plans for our business and product candidates;
●	our intellectual property position and the duration of our patent rights;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the impact of government laws and regulations and liabilities thereunder;
●	developments relating to our competitors and our industry; and
●	other factors that may impact our financial results.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,854	$18,850
Investments	37,644	20,004
Prepaid expenses and other current assets	10,026	7,301
Total current assets	148,524	46,155
Operating lease right-of-use asset	1,849	2,035
Security deposits and leasehold improvements	199	199
TOTAL ASSETS	$150,572	$48,389
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of operating lease liabilities	372	356
Accounts payable	5,649	8,793
Accrued expenses and other current liabilities	12,855	4,950
Total current liabilities	18,876	14,099
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	1,492	1,683
Total noncurrent liabilities	1,492	1,683
Total liabilities	20,368	15,782
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 and 100,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 22,331,142 shares and 18,531,560 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	237,429	99,378
Accumulated other comprehensive loss	(29)	(2)
Accumulated deficit	(107,198)	(66,770)
Total stockholders' equity	130,204	32,607
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,572	$48,389

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
OPERATING EXPENSES:
Research and development	$20,758	$4,254	$28,028	$11,128
General and administrative	7,522	4,183	12,725	6,037
Total operating expenses	28,280	8,437	40,753	17,165
LOSS FROM OPERATIONS	(28,280)	(8,437)	(40,753)	(17,165)
OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	183	—	304	(1)
Other income (expense)	38	—	21	—
Total other income (expense), net	221	—	325	(1)
Net loss	$(28,059)	$(8,437)	$(40,428)	$(17,166)
Net loss attributable to common stockholders—basic and diluted	$(28,059)	$(8,437)	$(40,428)	$(17,166)
Net loss per share attributable to common stockholders—basic and diluted	$(1.27)	$(0.60)	$(1.88)	$(1.76)
Weighted-average common stock outstanding—basic and diluted	22,062,030	13,945,939	21,451,344	9,776,582

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Loss	$(28,059)	$(8,437)	$(40,428)	$(17,166)
Other comprehensive loss				—
Unrealized loss on marketable securities	(118)	—	(27)	—
Other comprehensive loss, net of tax	(118)	—	(27)	—
Comprehensive income (loss), net of tax	$(28,177)	$(8,437)	$(40,455)	$(17,166)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Convertible		Convertible		$0.0001		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
BALANCE, January 1, 2019	3,093,898	$6,254	4,001,848	$29,156	5,513,531	$—	$1,665	$(21,257)	$—	$(19,592)
Issuance of Series B convertible preferred stock for cash, net of issuance costs of $266	—	—	442,925	3,051					—	—
Issuance of common stock warrants in connection with the issuance of Series B convertible preferred stock	—	—	—	—			80		—	80
Stock-based compensation expense	—	—	—	—			325		—	325
Net loss	—	—	—	—				(8,730)	—	(8,730)
BALANCE, March 31, 2019	3,093,898	$6,254	4,444,773	$32,207	5,513,531	$—	$2,070	$(29,987)	$—	$(27,917)
Conversion of Series A convertible preferred stock into common stock upon closing of initial public offering	(3,093,898)	(6,254)	—	—	3,093,898	—	6,254	—	—	6,254
Conversion of Series B convertible preferred stock into common stock upon closing of initial public offering	—	—	(4,444,773)	(32,207)	4,444,773	1	32,207	—	—	32,208
Issuance of common stock upon initial public offering, net of issuance costs of $5,383	—	—	—	—	4,000,000	—	34,617	—	—	34,617
Stock-based compensation expense	—	—	—	—	—	—	3,279	—	—	3,279
Net loss	—	—	—	—	—	—	—	(8,437)	—	(8,437)
BALANCE, June 30, 2019	—	$—	—	$—	17,052,202	$1	$78,427	$(38,424)	$—	$40,004

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Convertible		Convertible		$0.0001		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
BALANCE, January 1, 2020	—	$—	—	$—	18,531,560	$1	$99,378	$(66,770)	$(2)	$32,607
Issuance of common stock upon secondary public offering, net of issuance costs of $714	—	—	—	—	3,152,712	1	134,127	—	—	134,128
Exercise of options for common stock issued under equity incentive plan	—	—	—	—	35,027	0	81	—	—	81
Private placement issuance costs	—	—	—	—	—	—	(41)	—	—	(41)
Exercise of warrants for common stock	—	—	—	—	249,978	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,331	—	—	1,331
Net loss	—	—	—	—	—	—	—	(12,369)	—	(12,369)
Other comprehensive income	—	—	—	—	—	—	—	—	91	91
BALANCE, March 31, 2020	—	—	—	—	21,969,277	2	234,876	(79,139)	89	155,828
Exercise of options for common stock issued under equity incentive plan	—	—	—	—	324,614	—	1,342	—	—	1,342
Private placement issuance costs	—	—	—	—	—	—	(6)	—	—	(6)
Secondary public offering issuance costs	—	—	—	—	—	—	(25)	—	—	(25)
Registration of Form S-3 offering costs	—	—	—	—	—	—	(495)	—	—	(495)
Exercise of warrants for common stock	—	—	—	—	37,251	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,737	—	—	1,737
Net loss	—	—	—	—	—	—	—	(28,059)	—	(28,059)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(118)	(118)
BALANCE, June 30, 2020	—	—	—	—	22,331,142	2	237,429	(107,198)	(29)	130,204

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,428)	$(17,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,068	3,604
Amortization of operating lease right-of-use assets	186	—
Change in operating lease liability	(173)	—
Changes in operating assets and liabilities:
Prepaid expenses	762	(4,330)
Accounts payable	(3,150)	462
Accrued expenses and other current liabilities	4,441	1,369
Amortization of insurance premium	528	—
Net cash used in operating activities	(34,766)	(16,061)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(17,667)	—
Net cash used in investing activities	(17,667)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B convertible preferred stock, net of cash issuance costs of $186	—	3,131
Proceeds from secondary public offering, net of cash issuance costs of $702	134,127	—
Proceeds from the IPO, net of underwriter commissions	—	37,200
Payment of deferred offering costs	—	(1,942)
Payment of private placement offering costs	(152)	—
Payment of registration statement on Form S-3 offering costs	(168)	—
Financed insurance premium down payment	(793)	—
Exercise of stock options for common stock under equity incentive plan	1,423	—
Net cash provided by financing activities	134,437	38,389
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,004	22,328
Cash and cash equivalents at beginning of period	18,850	18,748
Cash and cash equivalents at end of period	$100,854	$41,076
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Issuance of warrants in connection with Series B convertible preferred stock	$—	$80
IPO costs in accrued expenses	$—	$11
IPO costs in accounts payable	$—	$510
Private placement costs in accrued expenses	$43	$—
Private placement costs in accounts payable	$11	$—
Secondary offering costs still in accrued expenses	$25	$—
Shelf offering costs still in accrued expense	$224	$—
Shelf offering costs still in accounts payable	103
Insurance premium obtained in exchange for a short-term loan	$(4,015)	$—
Unrealized gain (loss) on marketable securities	$(27)	$—
Conversion of preferred stock to equity following the IPO	$—	$38,461

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and Business

Applied Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company developing a pipeline of novel product candidates against validated molecular targets in indications of high unmet medical need. In particular, the Company is currently targeting treatments for rare metabolic diseases such as galactosemia, and diabetic complications including diabetic cardiomyopathy. The Company was incorporated in Delaware on January 20, 2016 and is headquartered in New York, New York.

On May 16, 2019, the Company completed an initial public offering (the “IPO”) in which the Company issued and sold 4,000,000 shares of its common stock at a public offering price of $10.00 per share, for aggregate gross proceeds of $40.0 million. The Company received net of proceeds $34.6 million, after deducting underwriting discounts and commissions and offering costs. Prior to the completion of the IPO, the Company primarily funded its operations with proceeds from the sale of convertible preferred stock (see Note 8).

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

On June 4, 2020, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which the Company may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $300.0 million. The Shelf Registration Statement was declared effective as of June 15, 2020. As of the filing date of this Quarterly Report on Form 10-Q, no securities have been sold under this shelf registration.

On June 12, 2020, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman”), as a sales agent to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100 million. Goldman may act as an agent on the Company’s behalf or purchase shares of the Company’s common stock as a principal. As of June 30, 2020, the Company had no sold any shares of common stock pursuant to the Equity Distribution Agreement.

The accompanying unaudited condensed financial statements as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Annual Report, filed with the SEC on March 13, 2020 (the “Annual Report”).

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of June 30, 2020, results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

Risks and Uncertainties

The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for any product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and reliance on third-party manufacturers.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2020.

Stock-Based Compensation–Restricted Stock Units

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

Financed D&O Insurance Premium

In June 2020, the Company financed their directors' and officers' insurance premium with a short-term note, the principal amount of which is approximately $3.2 million bearing interest at a rate of 3.2% per annum. The note payable balance was $3.2 million, which was included within accrued expense and other current liabilities on the Condensed Balance Sheets as of June 30, 2020.

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

The 2016 Columbia Agreement will terminate upon the expiration of all the Company’s royalty payment obligations in all countries. The Company may terminate the 2016 Columbia Agreement for convenience upon 90 days’ written notice to Columbia University. At its election, Columbia University may terminate the 2016 Columbia Agreement, or convert the licenses granted to the Company into non-exclusive, non-sublicensable licenses, in the case of (a) the Company’s uncured material breach upon 30 days’ written notice (which shall be extended to 90 days if the Company is diligently attempting to cure such material breach), (b) the Company’s failure to achieve the specified development and funding milestone events, or (c) the Company’s insolvency.

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

On October 3, 2019, and in connection with the 2019 Columbia Agreement, the Company entered into a research services agreement (the “PI3k Columbia Research Agreement” and collectively with the 2016 Columbia Agreement, 2019 Columbia Agreement and 2019 Columbia Research Agreement, the “Columbia Agreements”) with Columbia University with the purpose of analyzing PI3k inhibitors for the treatment of lymphoid malignancies. The research service agreement has a term of 18 months from is effective date; provided that the Company can terminate the research service agreement without cause with at least 30 days prior written notice. Midway through the study period, the Company and Columbia University will review the results of all completed and in progress research and determine whether the research will continue. In consideration for the services performed by Columbia University, the Company will be required to pay $0.4 million to Columbia University for staffing, supplies and indirect costs.

During the three and six months ended June 30, 2020, the Company recorded $30,000, and $0.3 million, respectively, in research and development expense and $54,000 and $94,000, respectively, in general and administrative expense related to the Columbia Agreements. During the three and six months ended June 30, 2019, the Company recorded $24,000 and $25,000, respectively, in research and development expense and $0.1 million and $0.3 million, respectively, in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $2.3 million in expense from the execution of the Columbia Agreements through June 30, 2020.

As of June 30, 2020, the Company had $97,000 due to Columbia University included in accrued expenses and $0 included in accounts payable. As of December 31, 2019, the Company had $0.1 million due to Columbia University included in accrued expenses and $0.1 million included in accounts payable.

3. FAIR VALUE MEASUREMENTS

The following table summarizes, as of June 30, 2020, the Company's financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Annual Report.

	As of June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$48,138	$—	$—	$48,138
Money market funds	52,716	—	—	52,716
Total cash and cash equivalents	$100,854	$—	$—	$100,854
Commercial paper and corporate bonds	—	1,651	—	1,651
U.S. government agency debt securities	—	35,993	—	35,993
Total marketable securities	$—	$37,644	$—	$37,644
Total financial assets measured at fair value on a recurring basis	$100,854	$37,644	$—	$138,498

Investments in commercial paper, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the six months ended June 30, 2020, there were no transfers of financial assets between Level 1 and Level 2.

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

The following tables provide the Company’s marketable securities by security type as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020				As of December 31, 2019
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Commercial paper and corporate bonds	$1,653	$1	$(3)	$1,651	$7,540	$—	$(20)	$7,520
US government agency debt security	36,020	17	(44)	35,993	12,466	19	(1)	12,484
Total	$37,673	$18	$(47)	$37,644	$20,006	$19	$(21)	$20,004

The Company adopted ASU No. 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2020 and applied the new modified credit impairment guidance related to available-for-sale debt securities prospectively. Under the new guidance, at each reporting date, entities must evaluate their individual available-for-sale debt securities that are in an unrealized loss position and determine whether the decline in fair value below the amortized cost basis from a credit loss or other factors. The amount of the decline related to credit losses are recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of decline not related to credit losses are recorded through other comprehensive income, net of tax. As of June 30, 2020, our corporate bond portfolio reported an unrealized net loss of $29,000. Based on our evaluations, we determined that a credit loss allowance is not required since the decline was not related to underlying credit issues of the counterparties. The counterparties to these investments have high credit quality with investment grade ratings of at least A- or above, along with a history of no defaults. No single investment in the corporate bond portfolio had an individually material unrealized loss and in the aggregate. The total amount of unrealized losses of $47,000 as of June 30, 2020 was only 0.12% of the total amortized costs basis of the corporate bond portfolio. In addition, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. Accordingly, based on the foregoing evaluation, the Company did not record any credit losses during the three and six months ended June 30, 2020 and the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Statements of Comprehensive Loss. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Statements of Comprehensive Loss.

Contractual maturities of the Company’s marketable securities as of June 30, 2020 and December 31, 2019 are summarized as follows:

	As of June 30, 2020				As of December 31, 2019
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$36,156	$17	$(45)	$36,128	$20,006	$19	$(21)	$20,004
Due in one through two years	1,517	1	(2)	1,516	—	—	—	—
Total	$37,673	$18	$(47)	$37,644	$20,006	$19	$(21)	$20,004

At June 30, 2020, the Company had $18,000 of gross unrealized gains and $47,000 of gross unrealized losses primarily due to fluctuations in the fair value of certain U.S. government agency debt securities.

During the six months ended June 30, 2020, the Company recorded a net realized gains of $38,000 from the sale of marketable securities.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2020 are as follows:

	As of June 30, 2020
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Commercial paper and corporate bonds	$(3)	$902	$—	$—	$(3)	$902
US government agency debt security	(42)	15,150	(2)	1,515	(44)	16,665
Total	$(45)	$16,052	$(2)	$1,515	$(47)	$17,567

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2019 are as follows:

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

As of June 30, 2020, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Prepaid research and development expenses	5,867	5,872
Insurance premium asset	3,487	—
Prepaid rent expenses	98	142
Prepaid insurance expenses	101	1,196
Interest Receivable	33	10
Other prepaid expenses and current assets	440	81
Total prepaid expenses & other current assets	$10,026	$7,301

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Accrued pre-clinical and clinical expenses	$6,743	$4,287
Short-term insurance financing note	3,222	—
Accrued professional fees	763	345
Accrued compensation and benefits	693	—
Accrued commercial expenses	154	—
Accrued patent expenses	497	54
Other	783	264
Total accrued expenses & other current liabilities	$12,855	$4,950

In June 2020, the Company financed their directors' and officers' insurance premium with a short-term note, the principal amount of which is approximately $3.2 million bearing interest at a rate of 3.2% per annum. The note payable balance was $3.2 million, which was included within accrued expense and other current liabilities on the Condensed Balance Sheets at June 30, 2020.

7. STOCK-BASED COMPENSATION

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

The 2019 Plan provides for the issuance of incentive stock options ("ISOs") to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards to the Company's employees, officers and directors, as well as non- employees, consultants and affiliates to the Company. Under the terms of the 2019 Plan, stock options may not be granted at an exercise price less than fair market value of the Company's common stock on the date of the grant. The 2019 Plan will be administered by the Compensation Committee of the Company's Board.

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

As of June 30, 2020, there were 2,675,770 shares reserved by the Company to grant under the 2016 and 2019 Plans and an aggregate of 801,395 shares remained available for future grants under the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees during the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Research and development	$621	$1,445	$1,259	$1,592
General and administrative	952	1,833	1,623	2,012
Total stock-based compensation expense	$1,573	$3,278	$2,882	$3,604

During the six months ended June 30, 2020, the Company granted options to purchase 481,488 shares of common stock. The Company recorded stock-based compensation expense for the three and six months ended June 30, 2020 of $1.6 million and $2.9 million, respectively. As of June 30, 2020 and December 31, 2019, there were 4,068,428 and 4,079,888 options outstanding, respectively. The weighted-average fair value of options granted during the six months ended June 30, 2020 and 2019 was $24.74 and $4.79 per share, respectively. As of June 30, 2020, the total unrecognized stock-based compensation balance for unvested options was $21.5 million which is expected to be recognized over a period of 1.6 years.

The following table summarizes the information about options outstanding at June 30, 2020:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2019	4,079,888	$5.11	8.26	$82,327
Options granted	481,488	40.56
Options exercised	(359,641)	3.96		15,128
Forfeited	(133,307)	12.37
Expired	—	—
Outstanding at June 30, 2020	4,068,428	$10.88	8.73	$105,282
Exercisable at June 30, 2020	2,111,382	$4.18	8.34	$67,491
Nonvested at June 30, 2020	1,957,046	$18.10	9.16	$37,792

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the six months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30,
	2020	2019
Expected term (in years)	6.0	6.0
Volatility	69.30%	68.52%
Risk-free interest rate	0.54%	2.26%
Dividend yield	0.00%	0.00%

Stock Options Granted to Employees that Contain Service, Performance and Market Conditions

Included in the stock options granted during the three and six months ended June 30, 2019 were 159,501 stock options that contain service-, performance- and market-based vesting conditions granted to the Company's interim Chief Financial Officer ("CFO") with a fair value at the grant date of $0.5 million, valued using the Monte-Carlo simulation model. The derived service period, calculated using the Monte-Carlo simulation model, ranged from one day to three years. The assumptions used in the Monte-Carlo simulation model were as follows:

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

As of June 30, 2020, there were no outstanding stock options containing service-, performance-, and market-based vesting conditions. The Company recorded $0.7 million and $0.8 million, respectively in compensation expense related to these awards for the three and six months ended June 30, 2019.

Issuance of Restricted Stock Units

On March 9, 2020, the Board of Directors of the Company approved the grant of 36,464 restricted stock units (“RSUs”) to an employee of the Company, pursuant to the 2019 Equity Plan. One-fourth of the RSUs shall vest in four equal annual installments commencing one year after the date of grant, subject to the employee continuing to provide services through each such date. These shares were valued at $1.3 million, determined using price per share of $34.28, the closing price of the Company’s common stock on March 9, 2020, and will be amortized ratably over the term of the vesting periods of four years on a straight line basis.

On June 4, 2020, the Board of Directors of the Company approved the grant of 108,662 RSUs to employees of the Company, pursuant to the 2019 Equity Plan. One-fourth of such RSUs vest in four equal annual installments commencing one year after the date of grant, subject to the respective employee continuing to provide services through each such date. These shares were valued at $4.8 million, determined using price per share of $44.02, the closing price of the Company’s common stock on June 4, 2020, and will be amortized ratably over the term of the vesting periods of four years on a straight line basis.

For the three and six months ended June 30, 2020, amortization of stock compensation of RSUs amounted to $0.2 million and $0.2 million, respectively. As of June 30, 2020, the unamortized compensation costs associated with non-vested restricted stock awards were $5.9 million with a weighted-average remaining amortization period of 3.7 years.

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of June 30, 2020, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of June 30, 2020, and December 31, 2019, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Voting

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of the stockholders. There are no cumulative voting rights.

Equity Distribution Agreement

In June 2020, we entered into the Equity Distribution Agreement with Goldman to sell shares of the Company’s common stock, from time to time, having and aggregate offering price of $100.0 million. The issuance and sale of shares of common stock by us pursuant to the Equity Distribution Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended, or the Securities Act. Goldman is entitled to compensation for its services equal to up to 3.0% of the gross offering proceeds of all shares of our common stock sold through it as a sales agent pursuant to the Equity Distribution Agreement. As of June 30, 2020, the Company had received no proceeds from the sale of shares of common stock pursuant to the Equity Distribution Agreement.

Preferred Stock

In February 2019, the Company issued 442,930 shares of Series B Preferred Stock at $7.49 per share for gross proceeds of approximately $3.3 million. Issuance costs were $0.3 million, which included the obligation to issue warrants to purchase common stock (see Note 10).

Upon completion of the IPO, all 7,538,671 shares of outstanding Series A Preferred Stock (“Series A Preferred Stock”) and Series B Preferred Stock (collectively, "the Preferred Stock") were converted into common stock on a one-to-one basis. As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock outstanding.

9. WARRANTS

Warrants Issued with Series A Preferred Stock

On January 26, 2017, in connection with the sale and issuance of the Series A Preferred Stock, the Company issued equity-classified warrants to purchase 309,389 shares of common stock (the “2017 Warrants”), valued at $0.2 million, and included in the issuance costs of the Series A Preferred Stock. The warrants vested immediately and have an exercise price of $2.49 per share and expire on March 13, 2027.

The fair value of warrants issued is estimated using the Black-Scholes option pricing model with the following assumptions for the 2017 Warrants.

Contractual term (in years)	10.0
Volatility	74.48%
Risk-free interest rate	3.20%
Dividend yield	0.00%

On February 21, 2020, two warrantholders exercised 185,634 options in a cashless exercise at net, and the Company issued 176,092 shares of common stock. On February 24, 2020, a warrantholder exercised 72,818 options in a cashless exercise at net, and the Company issued 69,094 shares of common stock.

Warrants Issued with the 2018 Notes

On January 18, 2018, the Company entered into a placement agent agreement through which it became obligated to issue common stock warrants in connection with the issuance of convertible notes, or the 2018 Notes. The obligation to issue the 2018 Notes Warrants was recorded as a liability at its fair value, which was initially $0.1 million, and was included in the issuance costs of the 2018 Notes. On November 5, 2018, in connection with the extinguishment of the 2018 Notes into shares of Series B Preferred Stock, the Company issued the 2018 Notes Warrants, which were equity-classified warrants upon issuance, to purchase 76,847 shares of common stock, valued at $0.3 million. The 2018 Notes Warrants vested immediately upon issuance and have an exercise price of $6.59 per share and expire on November 4, 2028.

On February 24, 2020, a warrantholder exercised 386 options in a cashless exercise at net, and the Company issued 333 shares of common stock. On June 24, 2020, a warrantholder exercised 20,331 options in a cashless exercise at net, and the Company issued 17,369 shares of common stock.

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

The fair value of the 2018 Warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

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

On January 14, 2020, a warrantholder exercised 220 options in a cashless exercise at net, and the Company issued 146 shares of common stock. On February 24, 2020, a warrantholder exercised 5,193 options in a cashless exercise at net, and the Company issued 4,313 shares of common stock. On June 24, 2020, a warrantholder exercised 24,309 options in a cashless exercise at net, and the Company issued 19,882 shares of common stock.

A summary of the Company’s outstanding common stock warrants as of June 30, 2020 is as follows:

Warrants
Outstanding as of December 31, 2019	462,364
Warrants granted and issued	—
Warrants exercised	(308,891)
Warrants exchanged	—
Balance as of June 30, 2020	153,473

10. LEASES

The following table summarizes the Company’s lease assets and liabilities as of June 30, 2020:

ROU Assets and Liabilities	Balance Sheet Location	Operating (in thousands)
ROU - Asset	Right-of-use assets	$1,849
Lease liabilities (current)	Operating lease liabilities, current	372
Lease liabilities (non-current)	Operating lease liabilities, non-current	1,492

The following table summarizes the Company’s lease related costs for the three months ended June 30, 2020:

Lease Cost	Statement of Operations Location	Operating (in thousands)
Operating Lease Cost	General and administrative	$121
Total Lease Cost		$121

Average lease terms and discount rates for the Company’s operating leases were as follows:

Six Months Ended
June 30,
Other Information	2020
Weighted-average remaining lease term
Operating leases	4.34 years
Weighted-average discount rate
Operating leases	5.69%

The following table summarizes the maturities of lease liabilities as of June 30, 2020:

Operating
Year	(in thousands)
2020	$232
2021	474
2022	486
2023	497
2024	423
Thereafter	—
Total lease payments	2,112
Less: interest	248
Total lease liabilities	$1,864

11. INCOME TAXES

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the Covid-19 pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. The CARES Act did not have a material impact on our financial statements for the six months ended June 30, 2020. We continue to monitor any effects that may result from the CARES Act.

During the six months ended June 30, 2020 and the year ended December 31, 2019, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made approximately $43,000 and $35,000 in matching contributions to the plan during the six months ended June 30, 2020 and 2019, respectively.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three and six months ended June 30, 2020 and 2019, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following tables sets forth the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
(in thousands, except for share data)	2020	2019
Numerator:
Net loss	$(28,059)	$(8,437)
Denominator:
Weighted-average common stock outstanding	22,062,030	13,945,939
Net loss per share attributable to common stockholders - basic and diluted	$(1.27)	$(0.60)

	Six Months Ended
	June 30,
	2020	2019
Numerator:
Net loss	$(40,428)	$(17,166)
Denominator:
Weighted-average common stock outstanding	21,451,344	9,776,582
Net loss per share attributable to common stockholders - basic and diluted	$(1.88)	$(1.76)

The Company’s potentially dilutive securities, which include Preferred Stock, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding for the three and six months ended June 30, 2020 and 2019, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of
	June 30,
	2020	2019
Options to purchase common stock	4,068,428	3,855,083
Restricted stock units	145,126	—
Warrants to purchase common stock	153,473	482,364

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three and six months ended June 30, 2020 and 2019, the Company made payments to Alexandria LaunchLabs of approximately $12,000,$36,000, $28,000, and $50,000, respectively under the LaunchLabs Agreement, which was recognized in research and development expenses. As of June 30, 2020, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Annual Report. In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under “Special Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in this report, and in other reports we file with the SEC, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel product candidates against validated molecular targets in indications of high unmet medical need. We focus on molecules and pathways whose role in the disease process is well known based on prior research, but have previously failed to yield successful products due to poor efficacy and tolerability. Our unique approach to drug development leverages recent technological advances to design improved drugs, employs early use of biomarkers to confirm biological activity and focuses on potential use of expedited regulatory pathways. Our first molecular target is aldose reductase, or AR, an enzyme that converts glucose to sorbitol under oxidative stress conditions, and is implicated in multiple diseases. Prior attempts to inhibit this enzyme were hindered by nonselective, nonspecific inhibition, which resulted in limited efficacy and significant off-target safety effects. The detrimental consequences of AR activation have been well established by decades of prior research. Our AR program currently includes three small molecules, which are all potent and selective inhibitors of AR, but are engineered to have unique tissue permeability profiles to target different disease states, including diabetic complications, heart disease and a rare pediatric metabolic disease. Using similar strategies to our AR inhibitors, or ARI, program, we have also developed a program targeting selective inhibition of phosphatidylinositol 3-kinase, or PI3K, subunits that produced an early-stage oncology pipeline. The result of this unique multifaceted approach to drug development is a portfolio of highly specific and selective product candidates that we believe are significantly de-risked and can move quickly through the development process. We plan to initiate our clinical program in these indications in 2021.

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

In January 2020, we announced positive topline results. AT-007 treatment resulted in a statistically significant and robust reduction in plasma galactitol versus placebo in adult galactosemia patients. Reductions in galactitol were dose dependent, with higher concentrations of AT-007 resulting in a greater magnitude of reduction in galactitol. At the highest dose tested (20mg/kg), AT-007 significantly reduced plasma galactitol 45-54% from baseline versus placebo (with a p value of less than 0.01). Galactitol reduction was rapid and sustained over time. No substantial change from baseline was observed in placebo treated patients. AT-007 was well tolerated, with no drug-related adverse events noted in galactosemia patients or in the 72 healthy volunteers treated in Part 1 of the trial.

On April 21, 2020, the Company announced full results of the ACTION-Galactosemia study. As previously announced, once-daily 20mg/kg AT-007 reduced galactitol levels by approximately 50% in galactosemia patients. Reduction in galactitol levels was rapid (within 6 days of consecutive AT-007 treatment) and sustained throughout the treatment period of 27 days. Reduction in galactitol from baseline was statistically significant at the 20mg/kg vs placebo (p<0.01). The lower dose tested, 5mg/kg, demonstrated a similar trend in reducing galactitol levels approximately 20% from baseline (p=NS from placebo). Reduction in galactitol did not result in derangement of other metabolites in the galactose pathway, such as galactose and gal-1p. As no drug-related adverse events were seen at the once-daily

20mg/kg dose, a once-daily 40mg/kg dose was subsequently studied in healthy volunteers and in galactosemia patients. The 40mg/kg dose was safe and well tolerated.

On June 15, 2020, the Company announced topline results of the 40 mg/kg cohort of the ACTION-Galactosemia study. AT-007 resulted in plasma galactitol reduction of 55%, an incremental improvement in efficacy vs. the 20mg/kg dose. Reduction in plasma galactitol was statistically significant vs. placebo (p<0.01). All patients on the 40 mg/kg dose demonstrated significant reduction in galactitol from baseline, and reduction in galactitol was rapid and sustained over the 28-day dosing period. 40mg/kg was safe and well-tolerated with no compensatory increase in galactose or other metabolites, such as Gal-1p.

A 90-day safety extension study for ACTION-Galactosemia is ongoing. The extension study is open to patients from the core study and to new adult galactosemia patients.

On April 30, 2020, the FDA granted Pediatric Rare Disease designation to AT-007 for treatment of galactosemia. The FDA had previously granted AT-007 Orphan Designation.

In May 2020, the Company met with the FDA to discuss the ongoing galactosemia development program. Specifically, the design of the galactosemia pediatric study was discussed and feedback from FDA was subsequently incorporated into the pediatric study protocol.

On June, 15, 2020, the Company announced the initiation of the ACTION-Galactosemia Kids pediatric registrational study. Similar to the ACTION-Galactosemia trial in adults, the pediatric study will evaluate safety, pharmacokinetics, and reduction in the toxic biomarker, galactitol. Three age cohorts are being studied in parallel: age 2-6, age 7-12, and age 13-17. An additional cohort of children under 2 years of age may be added following analysis of safety data from the initial pediatric cohorts. The core study is comprised of two parts: a dose range finding segment evaluating up to 7 days of consecutive dosing to determine the optimal dose in children of each age group, followed by a 90 day study evaluating safety and biomarker efficacy. Following completion of the core study, all participants will have the option to participate in a long-term open-label extension, where placebo patients will cross over to active drug. Both the ACTION-Galactosemia adult extension study and the ACTION-Galactosemia Kids pediatric study are designed to incorporate primarily home health visits in order to limit travel and risk of exposure to Covid-19.

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

We are also working on a rare disease caused by Sorbitol Dehydrogenase deficiency, called SORD deficiency. Aldose Reductase is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by Sorbitol Dehydrogenase, which converts sorbitol to fructose. Patients with SORD deficiency build up very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which results in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in drosophila and cell models of SORD deficiency demonstrates that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. The Company is working with researchers to explore potential benefit in SORD deficiency models of disease, and may initiate a clinical development program. Intellectual property applications have previously been filed related to both PMM2-CDG and SORD deficiency.

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

On June 13-14, the Company presented data on AT-001 for the treatment of DbCM at 2020 American Diabetes Association (ADA) Virtual Scientific Sessions. The presentations included comprehensive data on our aldose reductase inhibitor program and mechanistic data on the role of aldose reductase in hyperglycemia. The presentations included data on the structural basis and rational drug design behind our next generation aldose reductase inhibitors, as well as data elucidating the mechanisms by which aldose reductase causes cell damage responsible for diabetic complications.

On April 2, 2020, the Company announced that a Covid-19 IND had been opened with the FDA for AT-001. AT-001 investigator-initiated trials were initiated at Mt. Sinai and NYU to address acute lung inflammation and cardiomyopathy in critical Covid-19 patients. The company also announced that the drug was being provided free of charge through “Named Patient” Emergency INDs at multiple hospitals across the US in critical Covid-19 patients.

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

In March 2020, the Company hired a Chief Commercial Officer, and build-out of commercial infrastructure commenced.  As such, we expect commercial expenditures to increase in 2020 as we prepare for potential galactosemia commercial launch, including additional costs related to marketing, market access, market research and sales and forecasting, as well as an increase in compensation expense related to several new hires in connection with the build-out.

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

Prior to the completion of the IPO, the Company primarily funded its operations with proceeds from the sale of convertible preferred stock. We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $28.1 million and $40.4 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, we had an accumulated deficit of $107.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company that we did not previously incur or had previously incurred at lower rates as a private company, including significant legal, accounting, investor relations and other expenses. As of June 30, 2020, we had cash and cash equivalents and short-term investments of $138.5 million.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, and include:

●	employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions;
●	fees paid to consultants for services directly related to our product development and regulatory efforts;
●	expenses incurred under agreements with contract research organizations, or CROs, as well as contract manufacturing organizations, or CMOs, and consultants that conduct and provide supplies for our preclinical studies and clinical trials;
●	costs associated with preclinical activities and development activities;
●	costs associated with our technology and our intellectual property portfolio; and
●	costs related to compliance with regulatory requirements.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue clinical development for our product candidates and continue to discover and develop additional product candidates. If any of our product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Historically, we have incurred research and development expenses that primarily relate to the development of AT-001, AT-007, and our ARI program. As we advance our product candidates, we expect to allocate our direct external research and development costs across each of the indications or product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive and finance functions. General and administrative expenses also include professional fees for legal, accounting, auditing, tax and consulting services; travel expenses; and facility-related expenses, which include allocated expenses for rent and maintenance of facilities and other operating costs.

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

Results of Operations

Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	(Unaudited)
	Three Months Ended
	June 30,
(in thousands)	2020	2019
Operating expenses:
Research and development	$20,758	$4,254
General and administrative	7,522	4,183
Total operating expenses	28,280	8,437
Loss from operations	(28,280)	(8,437)
Other (expense) income, net:
Interest income (expense), net	183	—
Other expense	38	—
Other (expense) income, net	221	—
Net loss	$(28,059)	$(8,437)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
(in thousands)	2020	2019	Increase
Clinical and pre-clinical	$9,317	$1,828	$7,489
Drug manufacturing and formulation	9,372	134	9,238
Personnel expenses	930	713	217
Stock-based compensation	630	1,445	(815)
Regulatory and other	509	134	375
Total research and development expenses	$20,758	$4,254	$16,504

Research and development expenses for the three months ended June 30, 2020 were $20.8 million, compared to $4.3 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, the increase of $16.5 million was primarily due to:

●	an increase in clinical and pre-clinical expense of $7.5 million, primarily related to the progression of the AT-007 ACTION-Galactosemia extension and the AT-001 Phase 3 ARISE-HF clinical studies, as well as the commencement of the ACTION-Galactosemia Kids pediatric registrational study;
●	an increase in drug manufacturing and formulation costs of $9.2 million primarily related to the timing of raw material deliveries in support of the 2020 manufacturing campaigns and the completion and release of AT-001 and AT-007 drug product batches;
●	an increase in personnel expenses of $0.2 million due to the increase in headcount in support of our clinical program pipeline;
●	a decrease in stock-based compensation of $0.8 million due to the increased modification expense recognized during the three months ended June 30, 2019 relating to the acceleration of certain options vesting following the IPO;
●	an increase in regulatory and other expenses of $0.4 million relating to an increase in license fees during the three months ended June 30, 2020.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
(in thousands)	2020	2019	Increase
Personnel expenses	$1,754	$424	$1,330
Stock-based compensation	1,107	1,833	(726)
Legal and professional fees	2,268	1,151	1,117
Commercial expenses	766	—	766
Insurance expenses	912	408	504
Other expenses	714	367	347
Total general and administrative expenses	$7,521	$4,183	$3,338

General and administrative expenses were $7.5 million for the three months ended June 30, 2020, compared to $4.2 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, the increase of $3.3 million was primarily related to the increase in personnel expenses of $1.3 million due to the increase in headcount, $1.1 million related to an increase in legal and professional fees due to increased costs associated with being a public company, $0.8 million related to the establishment of a commercial department, $0.5 million related to increased insurance costs, and $0.3 million in other expenses relating to increased costs of rent and other office expenses. This was partially offset by the decrease of $0.7 million in stock-based compensation expense, due to the additional modification expense recognized in April 2019 for acceleration of certain options vesting following the IPO.

Interest Income (Expense), Net

Interest income was $0.2 million for the three months ended June 30, 2020, as compared to $0 expense for the three months ended June 30, 2019. The change was primarily related to interest income from the Company’s marketable securities of $0.2 million for the three months ended June 30, 2020, which did not exist for the three months ended June 30, 2019.

Other Income

Other income was $38,000 for the three months ended June 30, 2020, compared to zero for the three months ended June 30, 2019. The change was primarily related to the realized gain of $38,000 related to the sale of marketable securities during 2020. There were no marketable securities held by the Company during three month period ended June 30, 2019.

Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Operating expenses:
Research and development	$28,028	$11,128
General and administrative	12,725	6,037
Total operating expenses	40,753	17,165
Loss from operations	(40,753)	(17,165)
Other (expense) income, net:
Interest income (expense), net	304	(1)
Other expense	21	—
Other (expense) income, net	325	(1)
Net loss	$(40,428)	$(17,166)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
(in thousands)	2020	2019	Increase
Clinical and pre-clinical	$14,478	$6,161	$8,317
Drug manufacturing and formulation	9,987	1,769	8,218
Personnel expenses	1,712	1,338	374
Stock-based compensation	1,272	1,592	(320)
Regulatory and other	579	268	311
Total research and development expenses	$28,028	$11,128	$16,900

Research and development expenses for the six months ended June 30, 2020 were $28.0 million, compared to $11.1 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, the increase of $16.9 million was primarily due to:

●	an increase in clinical and pre-clinical expense of $8.3 million, primarily related to the commencement of the AT-007 ACTION-Galactosemia extension, AT-001 Phase 3 ARISE-HF and the ACTION-Galactosemia Kids pediatric registrational clinical trial studies;
●	an increase in drug manufacturing and formulation costs of $8.2 million, primarily related to the commencement of the 2020 manufacturing campaigns and the associated raw material deliveries and releases of AT-001 and AT-007 drug product batches;
●	an increase in personnel expenses by $0.4 million due to the increase in headcount in support of our clinical program pipeline;
●	a decrease in stock-based compensation of $0.3 million due to the increased modification expense recognized during the three months ended June 30, 2019 for the acceleration of certain options vesting following the IPO;
●	an increase in regulatory and other expenses of $0.3 million relating to an increase in license fees during the three months ended June 30, 2020.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
(in thousands)	2020	2019	Increase
Personnel expenses	$2,363	$681	$1,682
Stock-based compensation	1,796	2,012	(216)
Legal and professional fees	4,450	2,072	2,378
Commercial expenses	766	-	766
Insurance expenses	1,696	416	1,280
Other expenses	1,654	856	798
Total general and administrative expenses	$12,725	$6,037	$6,688

General and administrative expenses were $12.7 million for the six months ended June 30, 2020, compared to $6.0 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, the increase of $6.7 million was primarily related to professional fees of $2.4 million due to increased legal and consulting fees, personnel expenses of $1.7 million due to the increase in headcount, $0.8 million related to the establishment of a commercial department and insurance expense of increase $1.3 million for D&O insurance premiums, and other expenses of $0.8 million, primarily due to public relation services, travel expenses and rent. These were partially offset by a decrease of $0.2 million in stock-based compensation expense due to the additional modification expense recognized in April 2019 for acceleration of certain options vesting following the IPO.

Interest income (Expense), Net

Interest income was $0.3 million for the six months ended June 30, 2020, as compared to $1,000 for the six months ended June 30, 2019. The change was primarily related to interest income from the Company’s marketable securities of $0.3 million for the three months ended June 30, 2020, which did not exist for the three months ended June 30, 2019.

Other Income

Other income was $21,000 for the six months ended June 30, 2020, compared to zero for the six months ended June 30, 2019. The change due to the realized net gain of $21,000 related to the sale of marketable securities.

Liquidity and Capital Resources

Since our inception through June 30, 2020, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We expect our existing cash and cash equivalents and short-term investments of $138.5 million as of June 30, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(34,766)	$(16,061)
Net cash used in investing activities	(17,667)	—
Net cash provided by financing activities	134,437	38,389
Net increase (decrease) in cash and cash equivalents	$82,004	$22,328

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020, was $34.8 million. For the six months ended June 30, 2020, the increase was primarily due to our net losses of $40.4 million from clinical and pre-clinical expenses, a decrease in accounts payable of $3.2 million, a decrease in operating lease liability of $0.2 million, and an increase of $0.8 million in prepaid expenses. This is partially offset by an increase in accrued expenses and other current liabilities of $4.4 million, $3.1 million in non-cash stock-based compensation expense, $0.5 million of amortization of insurance premium, and $0.2 million in amortization of operating lease right-of-use assets.

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

Investing Activities

Net cash used in investing activities for the three months ended June 30, 2020 was $17.7 million relating to our purchase of available-for-sale securities for $17.7 million.

During the six months ended June 30, 2019, there were no investing activities.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $134.4 million, primarily from the cash proceeds from the Secondary Public Offering of $134.1 million and $1.4 million from the exercise of stock options for common stock under the 2019 Plan. This was partially offset by the payment of $0.3 million of offering costs related to the Private Placement and Shelf Registration Statement, as well as a down payment of $0.8 million relating to financed insurance premiums.

In June 2020, we entered into the Equity Distribution Agreement with Goldman to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. As of June 30, 2020, the Company had received no proceeds from the sale of shares of common stock pursuant to the Equity Distribution Agreement.

During the six months ended June 30, 2019, net cash provided by financing activities was $38.4 million, primarily from the cash proceeds from the IPO of $37.2 million, net of underwriting costs, and from the issuance of Series B Preferred Stock resulting in $3.1 million cash proceeds. This was partially offset by the payment of deferred financing costs related to the IPO of approximately $1.9 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. We expect that our expenses will increase significantly if and as we:

●	continue the ongoing and planned development of our product candidates;
●	initiate, conduct and complete any ongoing, anticipated or future preclinical studies and clinical trials for our current and future product candidates;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any current or future product candidate for which we may obtain marketing approval;
●	seek to discover and develop additional product candidates;
●	continue to build a portfolio of product candidates through the acquisition or in-license of drugs, product candidates or technologies;
●	maintain, protect and expand our intellectual property portfolio;
●	hire additional clinical, regulatory and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:

●	the initiation, scope, progress, timing, costs and results of our ongoing and planned clinical trials for our product candidates;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions;
●	the achievement of milestones or occurrence of other developments that trigger payments under the Columbia Agreements or other agreements we may enter into;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
●	the effect of competing technological and market developments;
●	the cost and timing of completion of clinical or commercial-scale manufacturing activities;
●	the costs of operating as a public company;
●	the extent to which we in-license or acquire other products and technologies;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our product candidates, if approved; and
●	the initiation, progress, timing and results of the commercialization our product candidates, if approved, for commercial sale.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2020:

	Payments Due By Period
		Less Than			More Than
(in thousands)	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
Operating lease commitments(1)	$2,112	$468	$1,475	$169	$—
Total	$2,112	$468	$1,475	$169	$—

(1)	Represents future minimum lease payments under our operating lease for office space.

Except as disclosed in the table above, we have no long-term debt or capital leases and no material non-cancelable purchase commitments with service providers, as we have generally contracted on a cancelable, purchase-order basis. We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the preceding table as the amount and timing of such payments are not known.

We may incur potential contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under the 2016 and 2019 Columbia Agreements pursuant to which we have in-licensed certain intellectual property. Due to the uncertainty of the achievement and timing of the events requiring payment under this agreement, the amounts to be paid by us are not fixed or determinable at this time and are excluded from the table above.

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

Stock-Based Compensation

We account for our stock-based compensation as expense in the statements of operations based on the awards’ grant date fair values. We account for forfeitures as they occur by reversing any expense recognized for unvested awards.

We estimate the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to a historical lack of a public market for our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term for options granted as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The fair value of stock-based payments is recognized as expense over the requisite service period which is generally the vesting period.

Determination of the Fair Value of Common Stock

As there was no public market for our common stock prior to the IPO on May 16, 2019, the estimated fair value of our common stock prior to May 16, 2019 had been determined by our board of directors, with input from management, considering third party valuations of our common stock as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third party valuation through the date of the option grant. These third party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide-Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

In addition to considering the results of these third party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, including:

●	the prices at which we sold shares of preferred stock and the superior rights and preferences of the Preferred Stock relative to our common stock at the time of each grant;
●	the progress of our research and development programs, including the status and results of preclinical studies for our product candidates;
●	our stage of development and commercialization and our business strategy;
●	external market conditions affecting the biotechnology industry and trends within the biotechnology industry;
●	our financial position, including cash on hand, and our historical and forecasted performance and operating results;
●	the lack of an active public market for our common stock and our preferred stock;
●	the likelihood of achieving a liquidity event, such as an initial public offering, or sale of our company in light of prevailing market conditions; and
●	the analysis of initial public offerings and the market performance of similar companies in the biotechnology industry.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

Options Granted

The intrinsic value of all outstanding options as of June 30, 2020 was $105.3 million, based on the fair value of our common stock of $36.15 per share, of which approximately $67.5 million related to exercisable options and approximately $37.8 million related to unvested options.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Recently Issued Accounting Pronouncements

Refer to Note 1, in the accompanying notes to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, cash equivalents and short-term investments of $138.5 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

The securities in our investment portfolio are not leveraged and are classified as available-for-sale. These available-for-sale securities are short-term in nature and subject to minimal interest rate risk. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. A change of 50 to 100 basis points would result in a change of $0.07 to $0.14 million, respectively, on the value of our investment portfolio.

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

As of June 30, 2020, we had cash and cash equivalents of $138.5 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. We do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of June 30, 2020, we had $3.2 million of outstanding short-term debt relating to our financed directors’ and officers’ insurance premium. The interest rate on this short-term loan is fixed at 3.2% per annum and therefore not subject to interest rate risk.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate loss during the three months ended June 30, 2020. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2020, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $45.6 million and $16.5 million for the years ended December 31, 2019 and 2018, respectively, and $28.1 million and $40.4 million for the three six months ended June 30, 2020, respectively. As of June 30, 2020, we had an accumulated deficit of $107.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

●	continue the ongoing and planned development of our product candidates;
●	initiate, conduct and complete any ongoing, anticipated or future preclinical studies and clinical trials for our current and future product candidates;
●	seek marketing approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any current or future product candidate for which we may obtain marketing approval;
●	seek to discover and develop additional product candidates;
●	continue to build a portfolio of product candidates through the acquisition or in-license of drugs, product candidates or technologies;
●	maintain, protect and expand our intellectual property portfolio;
●	meet the requirements and demands of being a public company;
●	defend against any product liability claims or other lawsuits related to our products;
●	hire additional clinical, regulatory and scientific personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Furthermore, we have incurred additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

To become and remain profitable, we must succeed in developing and eventually commercializing drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our current and future product candidates, obtaining regulatory approval, procuring commercial-scale manufacturing, marketing and selling any products for which we obtain regulatory approval (including through third parties), as well as discovering or acquiring and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are sufficient to offset our expenses and achieve profitability.

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

We are a clinical-stage company with limited operational history, and our operations to date have been largely focused on raising capital, organizing and staffing our company, identifying and developing our product candidates, and undertaking preclinical and clinical development for our product candidates. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization, or arrange for a third party to conduct these activities on our behalf. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of June 30, 2020, our cash, cash equivalents and marketable securities was $138.5 million. Based on our current operating and research and development plans, we believe that our existing cash, cash equivalents, and marketable securities will fund our operations through at least the next 12 months from the date the financial statements were issued. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

●	the timing, progress and results of our ongoing preclinical studies and clinical trials of our product candidates;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of other product candidates that we may pursue;
●	our ability to establish collaborations on favorable terms, if at all;
●	the costs, timing and outcome of regulatory review of our product candidates;

●	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	the cost of any milestone and royalty payments with respect to any approved product candidates;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the costs of operating as a public company; and
●	the extent to which we acquire or in-license other product candidates and technologies.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether terminate our research and development programs or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, including through the Equity Distribution Agreement, third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent changes in our stock ownership (some of which shifts are outside our control). As a result, if, and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.

For NOLs arising in tax years beginning after December 31, 2017, the Code limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and 20-year carryforward period. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The limitations in the carryforward/carryback periods, as well as the limitation on use of NOLs for NOLs arising in tax years beginning after December 31, 2017 may significantly impact our ability to utilize our NOLs to offset taxable income in the future.

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of June 30, 2020.

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

We have invested a significant portion of our time and financial resources in the development of AT-001, AT-003 and AT-007. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in our drug development strategy, and we can provide no assurances that our drug design will prove to be effective, that we will be able to take advantage of expedited regulatory pathways for any of our product candidates, or that we will ultimately be successful in our future clinical trials.

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

Prior to obtaining approval to commercialize any product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidate is safe and effective for its intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program, requiring their alteration.

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

Even if we eventually complete clinical testing and receive approval of a new drug application, or NDA, or foreign marketing application for our product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would adversely impact our business and prospects.

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

Furthermore, even if we obtain regulatory approval for our product candidates, we will still need to develop a commercial organization, establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors, including government health administration authorities. If we are unable to successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

The development of additional product candidates is risky and uncertain, and we can provide no assurances that we will be able to replicate our approach to drug development for other disease indications.

Efforts to identify, acquire or in-license, and then develop, product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our efforts may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development, approved products or commercial revenues for many reasons, including the following:

●	the methodology used may not be successful in identifying potential product candidates;
●	competitors may develop alternatives that render any product candidates we develop obsolete;
●	any product candidates we develop may be covered by third parties’ patents or other exclusive rights;
●	a product candidate may be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
●	a product candidate may not be accepted as safe and effective by physicians, patients, the medical community or third-party payors.

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

In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. As an organization, we have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

Clinical drug development involves a lengthy and expensive process. We may incur additional costs and encounter substantial delays or difficulties in our clinical trials.

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or other comparable regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. For example, we intend to conduct an additional Phase 1 clinical trial of AT-007 for the treatment of galactosemia in a pediatric population upon successful completion of the Phase 1 clinical trial in adults.

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

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including the following:

●	delays in reaching a consensus with regulatory authorities on the design or implementation of our clinical trials;
●	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or fail to return for post-treatment follow-up or we may fail to recruit suitable patients to participate in a trial;
●	clinical trials of our product candidates may produce negative or inconclusive results;
●	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a class of product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
●	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs.

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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

●	be delayed in obtaining marketing approval, or not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including in the form of a risk evaluation and mitigation strategy, or REMS;
●	be subject to additional post-marketing testing requirements;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified REMS;
●	be subject to the addition of labeling statements, such as warnings or contraindications;
●	be sued; or

●	experience damage to our reputation.

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

All of our current product candidates that have proceeded to clinical trials target inhibition of the aldose reductase enzyme. There are no currently approved aldose reductase inhibitors on the market outside of Japan, India and China, and there can be no assurance that aldose reductase inhibitors will ever receive regulatory approval in all other countries, including the United States. Prior attempts to inhibit this enzyme were hindered by nonselective, nonspecific inhibition, which resulted in limited efficacy and significant off-target safety effects. Our current product candidates, including AT-001, AT-003 and AT-007, may face similar or different challenges that prevent their successful commercialization.

We may not be able to obtain or maintain rare pediatric disease designation or exclusivity for our product candidates, which could limit the potential profitability of our product candidates.

We have obtained orphan drug designation and rare pediatric disease designation, from the FDA for AT-007 for the treatment of galactosemia. The FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is defined as a disease or condition that either affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals, there is no reasonable expectation that sales of the drug in the United States will be sufficient to offset the costs of developing and making the drug available in the United States. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

For the purposes of the rare pediatric disease program, a “rare pediatric disease” is a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years or a rare disease or conditions within the meaning of the Orphan Drug Act. Under the FDA’s rare pediatric disease priority review voucher, or RPD-PRV, program, upon the approval of an NDA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for an RPD-PRV that can be used to obtain priority review for a subsequent NDA. The sponsor of the application may transfer (including by sale) the RPD-PRV to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. Congress has extended the RPD-PRV program until September 30, 2020, with potential for vouchers to be granted until 2022. This program has been subject to criticism, including by the FDA. As such it is possible that even though we have obtained qualification for a RPD-PRV, the program may no longer be in effect at the time of approval. Also, although priority review vouchers may be sold or transferred to third parties, there is no guaranty that we will be able to realize any value if we obtained, and subsequently were able to sell a priority review voucher.

A breakthrough therapy designation by the FDA for a product candidate may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

We may seek a breakthrough therapy designation for one or more product candidates. A breakthrough therapy is defined as a product candidate that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

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

We may seek fast track designation from the FDA for our product candidates. Even if granted, fast track designation may not actually lead to a faster development, regulatory review or approval process.

If a product candidate is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to address unmet needs for this condition, the sponsor may apply for FDA fast track designation. If fast track designation is obtained, the FDA may prioritize interactions with the sponsor concerning the designated development program and initiate review of sections of an NDA before the application is complete, known as “rolling review.” Fast track designation would not ensure that we would experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that we would ultimately obtain regulatory approval. Additionally, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

We intend to seek approval from the FDA through the use of accelerated registration pathways. If we are unable to obtain approval under an accelerated pathway, we may be required to conduct additional preclinical studies or clinical trials, which could increase the expense of obtaining, reduce the likelihood of obtaining and/or delay the timing of obtaining, necessary marketing approvals. Even if we receive approval from the FDA to utilize an accelerated registration pathway, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We intend to seek an accelerated approval development pathway for our product candidates. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval development pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory studies be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug. Because we are still in early stages of our clinical trials, we can provide no assurances that our biomarker-based approach will be successful in demonstrating a causal link to the relevant outcomes we are evaluating. If our approach is not successful, we may be required to conduct longer clinical trials.

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

Even if we receive accelerated approval from the FDA, we will be subject to rigorous post-marketing requirements, including the completion of confirmatory post-market clinical trial(s) to verify the clinical benefit of the product, and submission to the FDA of all promotional materials prior to their dissemination. The FDA could seek to withdraw accelerated approval for multiple reasons, including if we fail to conduct any required post-market study with due diligence, a post-market study does not confirm the predicted clinical benefit, other evidence shows that the product is not safe or effective under the conditions of use, or we disseminate promotional materials that are found by the FDA to be false or misleading.

A failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate that we may choose to develop would result in a longer time period prior to commercializing such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We may encounter difficulties in enrolling patients in our clinical trials, thereby delaying or preventing development and approval of our product candidates. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical trials of competing therapies for the same indication, the proximity of patients to clinical sites and the eligibility criteria for the trial. Because our focus includes rare disorders, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. Accordingly, enrollment of our clinical trials could take significantly longer than projected, which would delay any potential approval of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

For example, we are conducting a Phase 2 clinical trial of AT-007 for the treatment of galactosemia in a pediatric population. We are doing this in order to obtain data on patients representing the most vulnerable subset of our intended population. Such pediatric patients may be difficult to enroll in this trial, and the lack of data on these patients may negatively impact the approvability or labeling of galactosemia.

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

In addition, it is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects or patients. Many times, side effects are only detectable after investigational drugs are tested in large-scale pivotal trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates have side effects or cause serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business, prospects, operating results and financial condition.

Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, “top-line” or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

As a result of these factors, our competitors may obtain regulatory approval of their drugs before we are able to, which may limit our ability to develop or commercialize our product candidates. Our competitors may also develop therapies that are safer, more effective, more widely accepted or less expensive than ours, and may also be more successful than we are in manufacturing and marketing their drugs. These advantages could render our product candidates obsolete or non-competitive before we can recover the costs of such product candidates’ development and commercialization.

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third-parties compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and subject registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

We may explore strategic collaborations that may never materialize or we may be required to relinquish important rights to and control over the development and commercialization of our product candidates to any future collaborators.

Over time, our business strategy includes acquiring or in-licensing additional product candidates for treatments of diseases with high unmet medical need. As a result, we intend to periodically explore a variety of possible strategic collaborations in an effort to gain access to additional product candidates or resources. These strategic collaborations may include partnerships with large strategic partners, particularly for the development of DPN treatments using AT-001. At the current time however, we cannot predict what form such a strategic collaboration might take. We are likely to face significant competition in seeking appropriate strategic collaborators, and strategic collaborations can be complicated and time consuming to negotiate and document. We may not be able to negotiate strategic collaborations on acceptable terms, or at all. We are unable to predict when, if ever, we will enter into any strategic collaborations because of the numerous risks and uncertainties associated with establishing them.

Future collaborations could subject us to a number of risks, including:

●	we may be required to undertake the expenditure of substantial operational, financial and management resources;

●	we may be required to issue equity securities that would dilute our stockholders’ percentage ownership of our company;
●	we may be required to assume substantial actual or contingent liabilities;
●	we may not be able to control the amount and timing of resources that our strategic collaborators devote to the development or commercialization of our product candidates;
●	strategic collaborators may select indications or design clinical trials in a way that may be less successful than if we were doing so;
●	strategic collaborators may delay clinical trials, provide insufficient funding, terminate a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new version of a product candidate for clinical testing;
●	strategic collaborators may not pursue further development and commercialization of products resulting from the strategic collaboration arrangement or may elect to discontinue research and development programs;
●	strategic collaborators may not commit adequate resources to the marketing and distribution of our product candidates, limiting our potential revenues from these products;
●	disputes may arise between us and our strategic collaborators that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and consumes resources;
●	strategic collaborators may experience financial difficulties;
●	strategic collaborators may not properly maintain, enforce or defend our intellectual property rights or may use our proprietary information in a manner that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
●	business combinations or significant changes in a strategic collaborator’s business strategy may adversely affect a strategic collaborator’s willingness or ability to complete its obligations under any arrangement;
●	strategic collaborators could decide to move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and
●	strategic collaborators could terminate the arrangement or allow it to expire, which would delay the development and may increase the cost of developing our product candidates.

Even if any product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

Even if any product candidates receive marketing approval, they may fail to gain market acceptance by physicians, patients, third-party payors and others in the medical community. If such product candidates do not achieve an adequate level of acceptance, we may not generate significant drug revenue and may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

●	the convenience and ease of administration compared to alternative treatments and therapies;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the efficacy and potential advantages compared to alternative treatments and therapies;
●	the effectiveness of sales and marketing efforts;
●	the strength of our relationships with patient communities;
●	the cost of treatment in relation to alternative treatments and therapies, including any similar generic treatments;
●	our ability to offer such drug for sale at competitive prices;
●	the strength of marketing and distribution support;
●	the availability of third-party coverage and adequate reimbursement;
●	the prevalence and severity of any side effects; and
●	any restrictions on the use of the drug together with other medications.

Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our product candidates may require significant resources and may never be successful. Such efforts may require more resources than are typically required due to the complexity and uniqueness of our product candidates. Because we expect sales of our product candidates, if approved, to generate substantially all of our revenues for the foreseeable future, the failure of our product candidates to find market acceptance would harm our business.

Even if we obtain regulatory approvals for our product candidates, they will remain subject to ongoing regulatory oversight.

Even if we obtain regulatory approvals for our product candidates, such approvals will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates may also be subject to a REMS, limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 trials, and surveillance to monitor the quality, safety and efficacy of the drug. Such regulatory requirements may differ from country to country depending on where we have received regulatory approval.

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

If we fail to comply with applicable regulatory requirements following approval of our product candidates, a regulatory authority may:

●	issue an untitled letter or warning letter asserting that we are in violation of the law;

●	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
●	suspend or withdraw regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve a pending NDA or comparable foreign marketing application or any supplements thereto submitted by us or our partners;
●	restrict the marketing or manufacturing of the drug;
●	seize or detain the drug or otherwise require the withdrawal of the drug from the market;
●	refuse to permit the import or export of product candidates; or
●	refuse to allow us to enter into supply contracts, including government contracts.

Moreover, the FDA strictly regulates the promotional claims that may be made about drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative penalties.

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

To successfully commercialize any product candidate that may result from our development programs, we will need to build out our sales and marketing capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any drug launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may seek to enter into collaborations with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we may be unable to generate sufficient revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We will likely also face competition if we seek third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval outside the United States, which would limit our market opportunities.

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for our product candidates in the European Union from the European Commission following the opinion of the European Medicines Agency, or the EMA, if we choose to submit a marketing authorization application there, would be a lengthy and expensive process. Even if a product candidate is approved, the EMA may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

We intend to seek approval to market our product candidates outside the United States, and may do so for future product candidates. If we market approved products outside the United States, we expect that we will be subject to additional risks in commercialization, including:

●	different regulatory requirements for approval of therapies in foreign countries;
●	reduced protection for intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	foreign reimbursement, pricing and insurance regimes;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and may face an even greater risk if we commercialize any product candidate that we may develop. If we cannot successfully defend ourselves against claims that any such product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidate that we may develop;
●	loss of revenue;
●	substantial monetary awards to trial participants or patients;
●	significant time and costs to defend the related litigation;
●	withdrawal of clinical trial participants;
●	increased insurance costs;
●	the inability to commercialize any product candidate that we may develop; and
●	injury to our reputation and significant negative media attention.

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

Risks Related to Regulatory Compliance

Our relationships with customers, physicians, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations.

Ensuring that our business arrangements with third-parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations.

If the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government-funded healthcare programs. Even if resolved in our favor, litigation or other legal proceedings relating to healthcare laws and regulations may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, manufacturing, sales, marketing or distribution activities. Uncertainties resulting from the initiation and continuation of litigation or other proceedings relating to applicable healthcare laws and regulations could have an adverse effect on our ability to compete in the marketplace.

Coverage and adequate reimbursement may not be available for our product candidates, which could make it difficult for us to sell profitably, if approved.

Market acceptance and sales of any product candidates that we commercialize, if approved, will depend in part on the extent to which reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. Therefore, one payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our product candidates, if approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize any product candidates that we develop.

Healthcare reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes, as well as judicial challenges, regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA-qualified health plans and health insurance issuers under the PPACA adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. On December 18, 2019, a three-judge panel of the U.S. Court of Appeals for the 5th Circuit issued a decision on the appeal of that ruling, holding that the individual mandate is unconstitutional and remanding the case to the Texas District Court Judge to consider certain questions. It is unclear how these decisions, subsequent decisions and appeals, and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement may have on our business and the potential profitability of our product candidates.

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

We do not own or operate facilities for drug manufacturing, storage and distribution, or testing. We are dependent on third parties to manufacture the clinical supplies of our current and any future product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP requirements, for manufacture of both active drug substance and finished drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates.

We also intend to rely on third-party manufacturers to supply us with sufficient quantities of our product candidates to be used, if approved, for commercialization. We do not yet have a commercial supply agreement for commercial quantities of drug substance or drug product. If we are not able to meet market demand for any approved product, it would negatively impact our ability to generate revenue, harm our reputation, and could have an adverse effect on our business and financial condition.

Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

●	inability to meet our product specifications and quality requirements consistently;
●	delay or inability to procure or expand sufficient manufacturing capacity;
●	issues related to scale-up of manufacturing;
●	costs and validation of new equipment and facilities required for scale-up;
●	our third-party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
●	our third-party manufacturers may fail to comply with cGMP requirements and other inspections by the FDA or other comparable regulatory authorities;
●	our inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
●	breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
●	reliance on single sources for drug components;

●	lack of qualified backup suppliers for those components that are currently purchased from a sole or single-source supplier;
●	our third-party manufacturers may not devote sufficient resources to our product candidates;
●	we may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our product candidates;
●	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
●	carrier disruptions or increased costs that are beyond our control.

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

Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do, or interrupt our, business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the generation, storage, use and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds and wastes. We and our manufacturers and suppliers are subject to environmental, health and safety laws and regulations governing, among other matters, the use, manufacture, generation, storage, handling, transportation, discharge and disposal of these hazardous materials and wastes and worker health and safety. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination or injury, which could result in an interruption of our commercialization efforts, research and development efforts and business operations, damages and significant cleanup costs and liabilities under applicable environmental, health and safety laws and regulations. We also cannot guarantee that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials and wastes generally comply with the standards prescribed by these laws and regulations. We may be held liable for any resulting damages, costs or liabilities, which could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. Failure to comply with these environmental, health and safety laws and regulations may result in substantial fines, penalties or other sanctions. We do not currently carry environmental insurance coverage.

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

We and our CROs are required to comply with the good laboratory practices, or GLPs, and GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

Our reliance on third parties to conduct clinical trials will result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with CROs and other third parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Such parties may:

●	have staffing difficulties;
●	fail to comply with contractual obligations;
●	experience regulatory compliance issues; or
●	undergo changes in priorities or become financially distressed.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our current product candidates AT-001, AT-003 and AT-007 are dependent on our license agreement with The Trustees of Columbia University in the City of New York, or Columbia University. Pursuant to that license agreement with Columbia University, or the 2016 Columbia Agreement, Columbia University granted us an exclusive license under two important patent families, and a nonexclusive license to certain know-how, owned by Columbia University to develop, manufacture or commercialize certain compounds, including AT-001, AT-003 and AT-007, for the diagnosis and treatment of human and animal diseases and conditions. The license grant is worldwide, with the exception of the patent family that covers AT-001 and AT-003. The license grant for the patent family that covers AT-001 and AT-003 excludes patent rights in China, Taiwan, Hong Kong and Macao, which Columbia University has exclusively licensed to a third party. We cannot prevent Columbia University’s third party licensee from developing, manufacturing or commercializing certain compounds, including AT-001 and AT-003, but not including AT-007, in China, Taiwan, Hong Kong and Macao, and we cannot develop, manufacture or commercialize AT-001 or AT-003 in these territories, which could have a negative effect on our business. In addition, we entered into the 2019 Columbia Agreement, the 2019 Columbia Research Agreement and the PI3k Columbia Research Agreement, whereby, among other things, Columbia University granted to us an exclusive license under certain patents, and a non-exclusive license to certain know-how, in each case to develop, manufacture and commercialize certain PI3K inhibitor products, including AT-104.

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

If we fail to meet our obligations under either Columbia Agreement in any material respect and fail to cure such breach in a timely fashion, then Columbia University may terminate such Columbia Agreement. If either Columbia Agreement is terminated, and we lose our intellectual property rights under such Columbia Agreement, this may result in complete termination of our product development and any commercialization efforts for the product candidates that are subject to such agreement, including AT-001, AT-003, AT-007 and AT-104. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under each Columbia Agreement, we may not be able to do so in a timely manner, at an acceptable cost or at all. For additional information on the Columbia Agreement, see Note 2 in the accompanying notes to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if the patent applications we license or own do issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us or otherwise provide us with any competitive advantage. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative products in a non-infringing manner.

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

Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, the research resulting in certain of our owned and in-licensed patent rights and technology was funded in part by the U.S. government. As a result, the government may have certain rights, or march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for noncommercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations and prospects.

Obtaining and maintaining our patent rights depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and/or patent applications will have to be paid to the USPTO and various government patent agencies outside the United States over the lifetime of our owned and licensed patents and/or applications and any patent rights we may own or license in the future. We rely on our service providers or our licensors to pay these fees. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and we are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, nonpayment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our products or technologies, we may not be able to stop a competitor from marketing products that are the same as or similar to our product candidates, which would have an adverse effect on our business. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could harm our business.

In addition, if we fail to apply for applicable patent term extensions or adjustments, we will have a more limited time during which we can enforce our granted patent rights. In addition, if we are responsible for patent prosecution and maintenance of patent rights in-licensed to us, any of the foregoing could expose us to liability to the applicable patent owner.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of product candidates such as AT-001, AT-003 and AT-007, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent; provided that the patent is not enforceable for more than 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case.

Third-parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a negative impact on the success of our business.

Our commercial success depends, in part, upon our ability and the ability of others with whom we may collaborate to develop, manufacture, market and sell our current and any future product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current and any future product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could have a negative impact on our ability to commercialize our current and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this is a high burden and requires us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Moreover, given the vast number of patents in our field of technology, we cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. Other companies and research institutions have filed, and may file in the future, patent applications related to AR inhibitors and their therapeutic use. Some of these patent applications have already been allowed or issued, and others may issue in the future. While we may decide to initiate proceedings to challenge the validity of these or other patents in the future, we may be unsuccessful, and courts or patent offices in the United States and abroad could uphold the validity of any such patent. Furthermore, because patent applications can take many years to issue and may be confidential for 18 months or more after filing, and because pending patent claims can be revised before issuance, there may be applications now pending which may later result in issued patents that may be infringed by the manufacture, use or sale of our product candidates. Regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our product candidates or activities. If a patent holder believes that our product candidate infringes its patent, the patent holder may sue us even if we have received patent protection for our technology. Moreover, we may face patent infringement claims from nonpracticing entities that have no relevant drug revenue and against whom our own patent portfolio may thus have no deterrent effect. If a patent infringement suit were threatened or brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the drug or product candidate that is the subject of the actual or threatened suit.

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

The licensing or acquisition of third-party intellectual property rights is a competitive area, and more established companies may also pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have an adverse effect on our business, financial condition, results of operations and prospects. Furthermore, even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third-parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. We may be required to indemnify collaborators or contractors against such claims. A finding of infringement could prevent us from manufacturing and commercializing our current or any future product candidates or force us to cease some or all of our business operations, which could harm our business. Even if we are successful in defending against such claims, litigation can be expensive and time-consuming and would divert management’s attention from our core business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock.

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

Certain of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe, misappropriate or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming and are likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our owned or licensed patents at risk of being invalidated or interpreted narrowly and could put our owned or licensed patent applications at risk of not issuing. The initiation of a claim against a third party might also cause the third-party to bring counterclaims against us, such as claims asserting that our patent rights are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is or will be no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. The America Invents Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business, financial condition, results of operations, and prospects.

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

Since we rely on third parties to help us discover, develop and manufacture our current and any future product candidates, or if we collaborate with third parties for the development, manufacturing or commercialization of our current or any future product candidates, we must, at times, share trade secrets with them. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets. Despite our efforts to protect our trade secrets, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third-party illegally or unlawfully obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent and trademark protection for our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees, advisors and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, our competitors may independently develop knowledge, methods and know-how equivalent to our trade secrets. Competitors could purchase our products and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

●	others may be able to make compounds or formulations that are similar to our product candidates but that are not covered by the claims of any patents, should they issue, that we own or license;
●	we or our licensors might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or license;
●	we or our licensors might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
●	our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive drugs for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

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

Recruiting and retaining other senior executives, qualified scientific and clinical personnel and, if we progress the development of any of our product candidates, commercialization, manufacturing and sales and marketing personnel, will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high-quality personnel, our ability to pursue our growth strategy will be limited.

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

As of June 30, 2020, we had 18 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a significant disruption of our product development programs and our ability to operate our business effectively, and adversely affect our business and operating results.

Our internal computer systems, cloud-based computing services and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from computer viruses, data corruption, cyber-based attacks, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, federal, state and international laws and regulations, such as the European Union’s General Data Protection Regulation, which took effect in May 2018, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in other jurisdictions, provide accurate information to the FDA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government-funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a negative impact on our business, financial condition, results of operations and prospects.

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

From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary drugs, intellectual property rights, technologies or businesses, as deemed appropriate to carry out our business plan. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;

●	the assumption of additional indebtedness or contingent or unknown liabilities;
●	assimilation of operations, intellectual property and drugs of an acquired company, including difficulties associated with integrating new personnel;
●	the diversion of our management’s attention from our existing drug programs and initiatives in pursuing such a strategic partnership, merger or acquisition;
●	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or product candidates and regulatory approvals; and
●	our inability to generate revenue from acquired technology and/or drugs sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

In addition, if we engage in future acquisitions or strategic partnerships, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses, and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technology or drugs that may be important to the development of our business.

Our business may be adversely affected by the recent coronavirus outbreak.

In December 2019, a novel strain of coronavirus, referred to as 2019-ncov, Covid-19 coronavirus epidemic, or Covid-19, was reported to have surfaced in Wuhan, China. Covid-19 has since spread globally, including the United States where we have our executive offices and principal operations. Infections and deaths related to Covid-19 have disrupted the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA approval with respect to, our clinical trials. It is unknown how long these disruptions could continue. In addition, other known and unknown factors caused by Covid-19 could materially delay our clinical trials, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to Covid-19. For example, with respect to our trials related to AT-001 for the treatment of Diabetic Cardiomyopathy, we have experienced, and continued to experience, delays in patient enrollment. Though we have undergone efforts to mitigate such delays, such efforts may not entirely avoid the effects of Covid-19 on our trials. Furthermore, we may experience additional delays in patient enrollment that we may not be able to mitigate. In addition, we have partnered with clinical research organizations, or CROs, to conduct clinical studies in jurisdictions, such as the EU, that have been affected by the spread of Covid-19. There is a possibility that such CROs may become unavailable or that the clinical trials they manage may be delayed due to Covid-19 or containment efforts associated with it. Such events may lead to termination of our relationship with affected CROs, affecting the development and study of our product candidates. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates, and increase the costs related to such development.

Government response to Covid-19 may also materially impact our business. Our executive offices and principal operations are located in New York and are currently subject to Covid-19-related restrictions. In addition, many of our potential partners and study participants worldwide are similarly impacted. In response, we have implemented a work-from-home policy for all employees and have restricted on-site activities to certain chemical, manufacturing and control (CMC) and clinical trial activities. However, many of our clinical trials sites and certain of our vendors, including our third-party contract manufactures, currently rely on exemptions from stay-at-home, shelter-in-place or similar orders for certain operations. Any of the applicable exemptions may be curtailed or revoked, which would further adversely impact our business.

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

The market price of our common stock is likely to be volatile. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased it. In addition to the factors discussed in this “Risk Factors” section and elsewhere in the Quarterly Report on Form 10-Q, the market price for our common stock may be influenced by the following:

●	the commencement, enrollment or results of our planned or future clinical trials of our product candidates or those of our competitors;
●	the success of competitive drugs or therapies;
●	regulatory or legal developments in the United States and other countries;
●	the success of competitive products or technologies;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems, including coverage and adequate reimbursement for any approved drug;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad; and
●	investors’ general perception of us and our business.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock. Furthermore, our stock has been, and may in the future be, adversely affected by third parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price.

Some companies that have experienced volatility in the trading price of their shares have been the subject of securities class action litigation. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation is costly and time-consuming, and could divert our management’s attention and our resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions or other interim proceedings or developments, which could have a negative effect on the market price of our common stock.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Based upon shares of our common stock outstanding as of June 30, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 39% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2020, we had outstanding 22,331,142 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws but will be able to be sold in the future.

We further have registered all shares of common stock that we may issue in the future or have issued to date under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of a large number of the shares issued under these plans in the public market could have an adverse effect on the market price of our common stock.

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

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not EGCs, including:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;
●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	reduced disclosure obligations regarding executive compensation; and

●	not being required to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile. We currently take advantage of some or all of these reporting exemptions until we are no longer an EGC. We will remain an EGC until the earlier of (i) December 31, 2024, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the last day of the first fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

●	establish a classified board of directors such that not all members of the board are elected at one time;
●	allow the authorized number of our directors to be changed only by resolution of our board of directors;
●	limit the manner in which stockholders can remove directors from the board;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
●	limit who may call stockholder meetings;
●	authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
●	require the approval of the holders of at least 66 2/3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

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

Our amended and restated certificate of incorporation provides that, with respect to any state actions or proceedings under Delaware statutory or common law, the Court of Chancery of the State of Delaware is the exclusive forum for:

●	any derivative action or proceeding brought on our behalf;
●	any action asserting a breach of fiduciary duty;
●	any action asserting a claim against us or any of our directors, officers, employees or agents arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws;
●	any action or proceeding to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; and
●	any action asserting a claim against us or any of our directors, officers, employees or agents that is governed by the internal-affairs doctrine.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find an exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Equity Securities

In June 2020, we issued 37,251 shares of our common stock, in a net exercise of 44,460 warrant shares issued in November 2018 and April 2019.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Offer Letter, by and between the Company and Charles Silberstein, dated May 20, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 2020).

31.1	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Shoshana Shendelman, President and Chief Executive Officer (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Charles Silberstein, Chief Financial Officer (Principal Financial Officer).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED THERAPEUTICS, INC.

Date: August 11, 2020	By:	/s/ Shoshana Shendelman, Ph.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2020	By:	/s/ Charles Silberstein, M.D.
Chuck Silberstein, M.D.
Chief Financial Officer
(Principal Financial Officer)