Form 10-Q
period 2020-09-30
Applied Therapeutics Inc.
filed 2020-11-12
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 11, 2020, the registrant had 22,488,081 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,679	$18,850
Investments	67,826	20,004
Prepaid expenses and other current assets	6,380	7,301
Total current assets	122,885	46,155
Operating lease right-of-use asset	1,754	2,035
Security deposits and leasehold improvements	199	199
TOTAL ASSETS	$124,838	$48,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	380	356
Accounts payable	1,945	8,793
Accrued expenses and other current liabilities	18,177	4,950
Total current liabilities	20,502	14,099
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	1,396	1,683
Total noncurrent liabilities	1,396	1,683
Total liabilities	21,898	15,782
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 22,456,686 shares and 18,531,560 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	240,074	99,378
Accumulated other comprehensive loss	(94)	(2)
Accumulated deficit	(137,042)	(66,770)
Total stockholders' equity	102,940	32,607
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,838	$48,389

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
OPERATING EXPENSES:
Research and development	$19,945	$7,453	$47,974	$18,582
General and administrative	10,020	3,294	22,744	9,331
Total operating expenses	29,965	10,747	70,718	27,913
LOSS FROM OPERATIONS	(29,965)	(10,747)	(70,718)	(27,913)
OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	131	34	435	33
Other income (expense)	(10)	—	11	—
Total other income (expense), net	121	34	446	33
Net loss	$(29,844)	$(10,713)	$(70,272)	$(27,880)
Net loss attributable to common stockholders—basic and diluted	$(29,844)	$(10,713)	$(70,272)	$(27,880)
Net loss per share attributable to common stockholders—basic and diluted	$(1.33)	$(0.63)	$(3.22)	$(1.98)
Weighted-average common stock outstanding—basic and diluted	22,426,203	17,095,870	21,790,207	14,085,579

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Loss	$(29,844)	$(10,713)	$(70,272)	$(27,880)
Other comprehensive income (loss)				—
Unrealized gain (loss) on marketable securities	(65)	11	(92)	11
Other comprehensive gain (loss), net of tax	(65)	11	(92)	11
Comprehensive income (loss), net of tax	$(29,909)	$(10,702)	$(70,364)	$(27,869)

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

Applied Therapeutics Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity (Continued)

(in thousands, except share and per share data)

(Unaudited)

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Convertible		Convertible		$0.0001		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
BALANCE, January 1, 2020	—	$—	—	$—	18,531,560	$1	$99,378	$(66,770)	$(2)	$32,607
Issuance of common stock upon secondary public offering, net of issuance costs of $714	—	—	—	—	3,152,712	1	134,127	—	—	134,128
Exercise of options for common stock issued under equity incentive plan	—	—	—	—	35,027	0	81	—	—	81
Private placement issuance costs	—	—	—	—	—	—	(41)	—	—	(41)
Exercise of warrants for common stock	—	—	—	—	249,978	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,331	—	—	1,331
Net loss	—	—	—	—	—	—	—	(12,369)	—	(12,369)
Other comprehensive income	—	—	—	—	—	—	—	—	91	91
BALANCE, March 31, 2020	—	—	—	—	21,969,277	2	234,876	(79,139)	89	155,828
Exercise of options for common stock issued under equity incentive plan	—	—	—	—	324,614	—	1,342	—	—	1,342
Private placement issuance costs	—	—	—	—	—	—	(6)	—	—	(6)
Secondary public offering issuance costs	—	—	—	—	—	—	(25)	—	—	(25)
Registration of Form S-3 offering costs	—	—	—	—	—	—	(495)	—	—	(495)
Exercise of warrants for common stock	—	—	—	—	37,251	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,737	—	—	1,737
Net loss	—	—	—	—	—	—	—	(28,059)	—	(28,059)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(118)	(118)
BALANCE, June 30, 2020	—	—	—	—	22,331,142	2	237,429	(107,198)	(29)	130,204
Exercise of options for common stock issued under Equity Incentive Plan	—	—	—	—	125,544	—	242	—	—	242
Stock-based compensation expense	—	—	—	—	—	—	2,403	—	—	2,403
Net loss	—	—	—	—	—	—	—	(29,844)	—	(29,844)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(65)	(65)
BALANCE, September 30, 2020	—	$—	—	$—	22,456,686	$2	$240,074	$(137,042)	$(94)	$102,940

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,272)	$(27,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,471	4,823
Amortization of operating lease right-of-use assets	281	—
Payment of security deposit and leasehold improvements for long-term lease	—	(230)
Change in operating lease liability	(263)	—
Changes in operating assets and liabilities:
Prepaid expenses	3,396	(2,702)
Accounts payable	(6,739)	(1,327)
Accrued expenses and other current liabilities	11,127	3,416
Amortization of insurance premium	1,540	—
Net cash used in operating activities	(55,459)	(23,900)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(127,558)	(19,878)
Proceeds from sale of available-for-sale securities	17,109	—
Proceeds from maturities of available-for-sale securities	62,536	—
Net cash used in investing activities	(47,913)	(19,878)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B convertible preferred stock, net of cash issuance costs of $186	—	3,131
Proceeds from secondary public offering, net of cash issuance costs of $702	134,102	—
Proceeds from the IPO, net of underwriter commissions	—	37,200
Payment of deferred offering costs	—	(2,463)
Payment of private placement offering costs	(206)	—
Payment of registration statement on Form S-3 offering costs	(493)	—
Repayments of short-term borrowings	(1,074)	—
Financed insurance premium down payment	(793)	—
Exercise of stock options for common stock under equity incentive plan	1,665	227
Net cash provided by financing activities	133,201	38,095
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,829	(5,683)
Cash and cash equivalents at beginning of period	18,850	18,748
Cash and cash equivalents at end of period	$48,679	$13,065
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Issuance of warrants in connection with Series B convertible preferred stock	$—	$80
Shelf offering costs still in accrued expense	$2	$—
Insurance premium obtained in exchange for a short-term loan	$(4,015)	$—
Unrealized gain (loss) on marketable securities	$92	$—
Conversion of preferred stock to equity following the IPO	$—	$38,461

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

On May 16, 2019, the Company completed an initial public offering (the “IPO”) in which the Company issued and sold 4,000,000 shares of its common stock at a public offering price of $10.00 per share, for aggregate gross proceeds of $40.0 million. The Company received net proceeds of $34.6 million, after deducting underwriting discounts, and commissions and offering costs. Prior to the completion of the IPO, the Company primarily funded its operations with proceeds from the sale of convertible preferred stock (see Note 8).

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

On June 12, 2020, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman”), as a sales agent to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100 million. Goldman may act as an agent on the Company’s behalf or purchase shares of the Company’s common stock as a principal. As of September 30, 2020, the Company had not sold any shares of common stock pursuant to the Equity Distribution Agreement.

The accompanying unaudited condensed financial statements as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Annual Report, filed with the SEC on March 13, 2020 (the “Annual Report”).

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of September 30, 2020, results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Annual Report. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2020.

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

Financed D&O Insurance Premium

In June 2020, the Company financed their directors' and officers' insurance premium with a short-term note, the principal amount of which is approximately $3.2 million bearing interest at a rate of 3.2% per annum. The note payable balance was $2.1 million, which was included within accrued expense and other current liabilities on the Condensed Balance Sheets as of September 30, 2020.

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

For available-for-sale debt securities in an unrealized loss position, the Company assesses whether a decline in fair value resulted from credit losses or other factors. Management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security, and adverse conditions specifically related to the security. If the assessment indicates a credit loss exists, an allowance is recorded that is limited to the amount the amortized cost exceeds the fair value. Any impairment that is not recognized through the allowance for credit loss is recognized in other comprehensive income.

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

In March 2019, and in connection with the 2016 Columbia Agreement, the Company entered into a research services agreement (the “2019 Columbia Research Agreement”) with Columbia University with the purpose of analyzing structural and functional changes in brain tissue in an animal model of galactosemia, and the effects of certain compounds whose intellectual property rights were licensed to the Company as part of the 2016 Columbia Agreement on any such structural and functional changes. The 2019 Columbia Research Agreement has a term of 12 months from its effective date; provided that the Company can terminate the 2019 Columbia Research Agreement without cause with at least 30 days’ prior written notice. The services covered by the 2019 Columbia Research Agreement will be performed by Columbia University in two parts consisting of nine months. The decision to proceed with Part 2 of the 2019 Columbia Research Agreement shall be made solely by the Company and will be contingent on the success of the research performed in Part 1. In consideration for the services performed by Columbia University in Part 1, the Company will be required to pay $0.1 million to Columbia University for staffing, supplies and indirect costs. If the Company decides to continue the research defined in Part 2, the Company will be required to pay an additional $0.2 million to Columbia University.

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

During the three and nine months ended September 30, 2020, the Company recorded $0 and $0.3 million, respectively, in research and development expense and $33,000 and $0.1 million, respectively, in general and administrative expense related to the Columbia Agreements. During the three and nine months ended September 30, 2019, the Company recorded  $17,000 and $42,000, respectively, in research and development expense and $28,000  and $0.3 million, respectively, in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $2.3 million in expense from the execution of the Columbia Agreements through September 30, 2020.

As of September 30, 2020, the Company had $0.1 million due to Columbia University included in accrued expenses and $0 included in accounts payable. As of December 31, 2019, the Company had $0.1 million due to Columbia University included in accrued expenses and $0.1 million included in accounts payable.

3. FAIR VALUE MEASUREMENTS

The following table summarizes, as of September 30, 2020, the Company's financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Annual Report.

	As of September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$34,924	$—	$—	$34,924
Money market funds	13,755	—	—	13,755
Total cash and cash equivalents	$48,679	$—	$—	$48,679
CDs with Original Maturity < 1 year	—	997	—	997
U.S. government agency debt securities	—	66,829	—	66,829
Total marketable securities	$—	$67,826	$—	$67,826
Total financial assets measured at fair value on a recurring basis	$48,679	$67,826	$—	$116,505

Investments in certificate of deposits and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period.

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

The following tables provide the Company’s marketable securities by security type as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020				As of December 31, 2019
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Commercial paper, corporate bonds, and CDs with original maturity < 1 year	$1,003	$-	$(6)	$997	$7,540	$—	$(20)	$7,520
US government agency debt security	66,917	16	(104)	66,829	12,466	19	(1)	12,484
Total	$67,920	$16	$(110)	$67,826	$20,006	$19	$(21)	$20,004

The Company adopted ASU No. 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2020 and applied the new modified credit impairment guidance related to available-for-sale debt securities prospectively. Under the new guidance, at each reporting date, entities must evaluate their individual available-for-sale debt securities that are in an unrealized loss position and determine whether the decline in fair value below the amortized cost basis from a credit loss or other factors. The amount of the decline related to credit losses are recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of decline not related to credit losses are recorded through other comprehensive income, net of tax. As of September 30, 2020, our investment portfolio reported an unrealized loss of $0.1 million. Based on our evaluations, we determined that a credit loss allowance is not required since the decline was not related to underlying credit issues of the counterparties. The counterparties to these investments have high credit quality with investment grade ratings of at least AA+ or above, along with a history of no defaults. No single investment in the corporate bond portfolio had an individually material unrealized loss and in the aggregate. The total amount of unrealized losses of $0.1 million as of September 30, 2020 was only 0.16% of the total amortized costs basis of the investment portfolio. In addition, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. Accordingly, based on the foregoing evaluation, the Company did not record any credit losses during the three and nine months ended September 30, 2020 and the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Statements of Comprehensive Loss. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Statements of Comprehensive Loss.

Contractual maturities of the Company’s marketable securities as of September 30, 2020 and December 31, 2019 are summarized as follows:

	As of September 30, 2020				As of December 31, 2019
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$67,920	$16	$(110)	$67,826	$20,006	$19	$(21)	$20,004
Due in one through two years	—	—	—	—	—	—	—	—
Total	$67,920	$16	$(110)	$67,826	$20,006	$19	$(21)	$20,004

At September 30, 2020, the Company had $16,000 of gross unrealized gains and $0.1 million of gross unrealized losses primarily due to fluctuations in the fair value of certain U.S. government agency debt securities.

During the nine months ended September 30, 2020, the Company recorded a gross realized gains of $50,000 and gross realized losses of $48,000 from the sale of marketable securities.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2020 are as follows:

	As of September 30, 2020
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
CDs with original maturity < 1 year	$(6)	$748	$—	$—	$(6)	$748
US government agency debt security	(104)	22,149	—	—	(104)	22,149
Total	$(110)	$22,897	$—	$—	$(110)	$22,897

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

As of September 30, 2020, we did not intend to sell and it was not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. Unrealized losses related to these investments are primarily due to interest rate fluctuations as opposed to changes in credit quality.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Prepaid research and development expenses	3,196	5,872
Insurance premium asset	2,475	—
Prepaid rent expenses	63	142
Prepaid insurance expenses	87	1,196
Interest Receivable	37	10
Other prepaid expenses and current assets	522	81
Total prepaid expenses & other current assets	$6,380	$7,301

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Accrued pre-clinical and clinical expenses	$12,133	$4,287
Short-term insurance financing note	2,148	—
Accrued professional fees	996	345
Accrued compensation and benefits	1,172	—
Accrued commercial expenses	848	—
Accrued patent expenses	110	54
Other	770	264
Total accrued expenses & other current liabilities	$18,177	$4,950

In June 2020, the Company financed their directors' and officers' insurance premium with a short-term note, the principal amount of which is approximately $3.2 million bearing interest at a rate of 3.2% per annum. The note payable balance was $2.1 million, which was included within accrued expense and other current liabilities on the Condensed Balance Sheets at September 30, 2020.

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

As of September 30, 2020, there were 3,942,536 shares reserved by the Company to grant under the 2016 and 2019 Plans and an aggregate of 801,745 shares remained available for future grants under the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees during the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020		2019
Research and development	$638	$495	$	$ 1,911	$2,087
General and administrative	1,765	724		3,560	2,736
Total stock-based compensation expense	$2,403	$1,220		$5,471	$4,823

During the nine months ended September 30, 2020, the Company granted options to purchase 481,490 shares of common stock. During the nine months ended September 30, 2020 the Company also granted restricted stock units to purchase 145,126 shares of common stock. The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2020 of $2.4 million and $5.5 million, respectively.

Stock Option Activity

As of September 30, 2020 and December 31, 2019, there were 3,942,536 and 4,079,888 options outstanding, respectively. The weighted-average fair value of options granted during the nine months ended September 30, 2020 and

2019 was $24.74 and $4.71 per share, respectively. As of September 30, 2020, the total unrecognized stock-based compensation balance for unvested options was $18.5 million which is expected to be recognized over a period of 2.4 years.

The following table summarizes the information about options outstanding at September 30, 2020:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2019	4,079,888	$5.11	8.26	$82,327
Options granted	481,490	40.56
Options exercised	(485,185)	3.43		18,425
Forfeited	(133,657)	12.45
Expired	—
Outstanding at September 30, 2020	3,942,536	$11.16	8.51	$47,830
Exercisable at September 30, 2020	2,092,569	$4.74	8.14	$33,858
Nonvested at September 30, 2020	1,849,967	$18.42	8.91	$13,972

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the nine months ended September 30, 2020 and 2019.

	Nine Months Ended
	September 30,
	2020	2019
Expected term (in years)	6.0	6.0
Volatility	69.30%	68.52%
Risk-free interest rate	0.54%	2.26%
Dividend yield	0.00%	0.00%

Stock Options Granted to Employees that Contain Service, Performance and Market Conditions

Included in the stock options granted during the nine months ended September 30, 2019 were 159,502 stock options that contain service-, performance- and market-based vesting conditions granted to the Company's interim Chief Financial Officer ("CFO") with a fair value at the grant date of $0.5 million, valued using the Monte-Carlo simulation model. The derived service period, calculated using the Monte-Carlo simulation model, ranged from one day to three years. The assumptions used in the Monte-Carlo simulation model were as follows:

Time to expiration (in years)	10.0
Volatility	68.54%
Risk-free interest rate	2.64%
Dividend yield	0.00%
Cost of equity	24.00%
Fair value of underlying common stock (as of valuation date)	$5.85

The compensation expense for these awards is recognized over the derived service period, or, if earlier, until the vesting condition is met. The condition for the performance-based stock options was based on the Company's completion of its IPO and the condition for the market-based stock options was based on the future price of the Company's common stock trading at or above a specified threshold. During the nine months ended September 30, 2019, 79,779 of the stock options containing service-, and performance-based vesting conditions were vested following the satisfaction of service- and performance-based conditions.

In May 2019, the Company entered into a severance agreement, effective on May 31, 2019 ("Termination Date"), with the interim CFO. As part of this severance arrangement and as of the Termination Date, the Company accelerated the vesting of 79,723 unvested options, which were originally granted to the former CFO under the 2016 Plan. As a result of this modification, the Company recorded stock-based compensation expense of $0.6 million included in general and administrative expense for the nine months ended September 30, 2019. The Company accounted for this modification as a Type III modification since, at the modification date, the expectation of the award vesting changed from improbable to probable.  As a result, the stock-based compensation expense recognized was based on the modification-date fair value.

As of September 30, 2020, there were no outstanding stock options containing service-, performance-, and market-based vesting conditions. The Company recorded $0.8 million in compensation expense related to these awards for the nine months ended September 30, 2019.

Restricted Stock Unit Activity

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

For the three and nine months ended September 30, 2020, amortization of stock compensation of RSUs amounted to $0.4 million and $0.6 million, respectively. As of September 30, 2020, the unamortized compensation costs associated with non-vested restricted stock awards were $5.5 million with a weighted-average remaining amortization period of 3.6 years.

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of September 30, 2020, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of September 30, 2020, and December 31, 2019, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Voting

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of the stockholders. There are no cumulative voting rights.

Equity Distribution Agreement

In June 2020, we entered into the Equity Distribution Agreement with Goldman to sell shares of the Company’s common stock, from time to time, having and aggregate offering price of $100.0 million. The issuance and sale of shares of common stock by us pursuant to the Equity Distribution Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended, or the Securities Act. Goldman is entitled to compensation for its services equal to up to 3.0% of the gross offering proceeds of all shares of our common stock sold through it as a sales agent pursuant to the Equity Distribution Agreement. As of September 30, 2020, the Company had received no proceeds from the sale of shares of common stock pursuant to the Equity Distribution Agreement.

Preferred Stock

In February 2019, the Company issued 442,930 shares of Series B Preferred Stock at $7.49 per share for gross proceeds of approximately $3.3 million. Issuance costs were $0.3 million, which included the obligation to issue warrants to purchase common stock (see Note 9).

Upon completion of the IPO, all 7,538,671 shares of outstanding Series A Preferred Stock (“Series A Preferred Stock”) and Series B Preferred Stock (collectively, "the Preferred Stock") were converted into common stock on a one-to-one basis. As of September 30, 2020 and December 31, 2019, there were no shares of preferred stock outstanding.

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

A summary of the Company’s outstanding common stock warrants as of September 30, 2020 is as follows:

Warrants
Outstanding as of December 31, 2019	462,364
Warrants granted and issued	—
Warrants exercised	(308,891)
Warrants exchanged	—
Balance as of September 30, 2020	153,473

10. LEASES

The following table summarizes the Company’s lease assets and liabilities as of September 30, 2020:

ROU Assets and Liabilities	Balance Sheet Location	Operating (in thousands)
ROU - Asset	Right-of-use assets	$1,754
Lease liabilities (current)	Operating lease liabilities, current	380
Lease liabilities (non-current)	Operating lease liabilities, non-current	1,396

The following table summarizes the Company’s lease related costs for the nine months ended September 30, 2020:

Lease Cost	Statement of Operations Location	Operating (in thousands)
Operating Lease Cost	General and administrative	$121
Total Lease Cost		$121

Average lease terms and discount rates for the Company’s operating leases were as follows:

Nine Months Ended
September 30,
Other Information	2020
Weighted-average remaining lease term
Operating leases	4.08 years
Weighted-average discount rate
Operating leases	5.69%

The following table summarizes the maturities of lease liabilities as of September 30, 2020:

Operating
Year	(in thousands)
2020	$117
2021	474
2022	486
2023	497
2024	424
Thereafter	—
Total lease payments	1,998
Less: interest	222
Total lease liabilities	$1,776

11. INCOME TAXES

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the Covid-19 pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. The CARES Act did not have a material impact on our financial statements for the nine months ended September 30, 2020. We continue to monitor any effects that may result from the CARES Act.

During the nine months ended September 30, 2020 and the year ended December 31, 2019, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made approximately $106,000 and $51,000 in matching contributions to the plan during the nine months ended September 30, 2020 and 2019, respectively.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three and nine months ended September 30, 2020 and 2019, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following tables sets forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
(in thousands, except for share data)	2020	2019
Numerator:
Net loss	$(29,844)	$(10,713)
Denominator:
Weighted-average common stock outstanding	22,426,203	17,095,870
Net loss per share attributable to common stockholders - basic and diluted	$(1.33)	$(0.63)

	Nine Months Ended
	September 30,
	2020	2019
Numerator:
Net loss	$(70,272)	$(27,880)
Denominator:
Weighted-average common stock outstanding	21,790,207	14,085,579
Net loss per share attributable to common stockholders - basic and diluted	$(3.22)	$(1.98)

The Company’s potentially dilutive securities, which include restricted stock units, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding for the three and nine months ended September 30, 2020 and 2019, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of
	September 30,
	2020	2019
Options to purchase common stock	3,942,536	3,767,571
Restricted stock units	145,126	—
Warrants to purchase common stock	153,473	482,364

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three and nine months ended September 30, 2020 and 2019, the Company made payments to Alexandria LaunchLabs of approximately $30,000 and $14,000, respectively, and $66,000 and $64,000, respectively, under the LaunchLabs Agreement, which was recognized in research and development expenses. As of September 30, 2020, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement.

15. SUBSEQUENT EVENTS

Property Lease

On October 23, 2020, the Company entered into a lease agreement for approximately 720 square feet of new office space in Englewood Cliffs, New Jersey (the “Lease”). The Lease commenced on November 1, 2020 (the “Commencement Date”), for a three-year period. Under the Lease, the Company will pay monthly rent of approximately $1,700 for the first year following the Commencement Date, and such rent will increase by a nominal percentage every year following the first anniversary of the Commencement Date. The Company will also pay a real estate tax escalation, as additional rent, over a base year. Total lease obligation over the term of the lease will be approximately $0.1 million.

2020 Miami License Agreement

On October 28, 2020, the Company entered into a license agreement with the University of Miami (the ‘‘2020 Miami License Agreement”) relating to certain technology that is co-owned by the University of Miami (UM), the University of Rochester (UR) and University College London (UCL). UM was granted an exclusive agency from UR and UCL to license each of their rights in the technology. Pursuant to the 2020 Miami License Agreement, UM, on behalf of itself and UR and UCL, granted us a royalty-bearing, sublicensable license that is exclusive with respect to certain patent applications and patents that may grant from the applications, and non-exclusive with respect to certain know-how, in each case to research, develop, make, have made, use, sell and import products for use in treating and/or detecting certain inherited neuropathies, in particular those caused by mutation in the sorbitol dehydrogenase (SORD) gene. The license grant is worldwide. Under the 2020 Miami License Agreement, the Company is obligated to use commercially reasonable efforts to develop, manufacture, market and sell licensed products in the licensed territory, and to comply with certain obligations to meet specified development milestones within defined time periods. UM retains for itself UR and UCL the right to use the licensed patent rights and licensed technology for their internal non-commercial educational, research and clinical patient care purposes, including in sponsored research and collaboration with commercial entities. As the technology licensed to us under the 2020 Miami License Agreement was developed as a result of a U.S. government grant, the licenses granted to us under the agreement are subject to the terms of such grant, and to standard rights of the U.S. government under the Bayh-Dole Act, including the grant to the government of a non-exclusive, worldwide, freedom to operate license under any patents, and the requirement, absent a waiver, to manufacture products substantially in the United States.

As consideration for entering into the 2020 Miami License Agreement, the Company is obligated to pay a license issue fee to UM that is structured as two payments: a first payment in the amount of $1.1 million dollars which is due within 30 days of the date of the license, and a second payment in the amount of $0.5 million dollars which is due on the first anniversary of the date of the license. The Company will be required to pay an annual license maintenance fee to UM in the low six figures. The annual license maintenance fee is creditable toward any running royalties and milestone payments that are due in the same year. The Company will be required to make further payments to UM of up to an aggregate of $2.15 million dollars for the achievement of specified patenting and development milestones, and up to an aggregate of $4.1 million dollars for the achievement of late stage regulatory milestones including regulatory approval. The Company will also be required to pay royalties to UM in the low- to mid-single digit percentages on our, our affiliates’ and our sublicensees’ net sales of licensed products, subject to specified offsets and reductions. If the Company sublicenses the rights granted under the 2020 Miami License Agreement to one or more third parties, the Company will be required to pay to UM a portion of the non-royalty sublicensing revenue received from such third parties, in a range of low double digit percentages, depending on the time such revenue is received from such third parties.

2020 Miami Option Agreement

On October 28, 2020, the Company entered into an option agreement with the University of Miami (the ‘‘2020 Miami Option Agreement”) concerning certain research activities and technology relating to SORD neuropathy that may be pursued and developed by UM. Under the 2020 Miami Option Agreement, if UM conducts such research activities, then UM is obligated to grant us certain option rights to access and use the research results and to obtain licenses to any associated patent rights upon us making specified payments to UM within specified time limits. If the Company elects to obtain option rights the Company will be required to make payments to UM in the low-six figures to the low-seven figures, depending upon the rights the Company elects to obtain, and the Company will be obligated to make certain milestone payments in the high-six figures to mid-seven figures if UM conducts and completes certain research activities within specified time periods and the Company elects to receive rights to use the results of that research.

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

On June 15, 2020, the Company announced the initiation of the ACTION-Galactosemia Kids pediatric registrational study. Similar to the ACTION-Galactosemia trial in adults, the pediatric study will evaluate safety, pharmacokinetics, and reduction in the toxic biomarker, galactitol. Three age cohorts are being studied in parallel: age 2-6, age 7-12, and age 13-17. An additional cohort of children under 2 years of age may be added following analysis of safety data from the initial pediatric cohorts. The core study is comprised of two parts: a dose range finding segment evaluating up to 7 days of consecutive dosing to determine the optimal dose in children of each age group, followed by a 90 day study evaluating safety and biomarker efficacy. Following completion of the core study, all participants will have the option to participate in a long-term open-label extension, where placebo patients will cross over to active drug. Both the ACTION-Galactosemia adult extension study and the ACTION-Galactosemia Kids pediatric study are designed to incorporate primarily home health visits in order to limit travel and risk of exposure to Covid-19.

On August 14, 2020, the Company received a letter from the FDA that placed a partial clinical hold on the ACTION-Kids Study. The partial clinical hold does not relate to concerns regarding the safety profile of AT-007. At the time of the clinical hold, the study was in the dose range finding segment, and the partial clinical hold did not introduce any disruption to ongoing treatment. The adult ACTION-Galactosemia study, which is in the long-term extension phase, was not affected by the partial clinical hold. As of the date of this Quarterly Report, the Company continues to work closely with the FDA to address the agency’s questions and to restart the study as soon as practicable.

The Company is also engaged in preclinical work on AT-007 in another pediatric rare disease, called PMM2-CDG. PMM2-CDG is a glycosylation disorder caused by deficiencies in the enzyme phosphomannomutase 2, which leads to CNS symptoms similar to galactosemia, including low IQ, tremor, and speech and motor problems. Aldose Reductase is over-activated in this disease as a compensatory consequence of PMM2 deficiency, and a CNS penetrant ARI may be a compelling clinical option. Initial data in fibroblast cell lines derived from PMM2-CDG patients demonstrates that AT-007 treatment increases phosphomannomutase 2 activity. In August 2020 the Company was granted pediatric rare disease designation for AT-007 in PMM2-CDG, and in September 2020 the Company received orphan designation for this indication. The Company plans to pursue clinical development for AT-007 in PMM2-CDG in 2021.

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

Covid-19 can cause significant cardiac morbidities, including cardiomyopathy.  AT-001, has been shown to prevent oxidative damage to cardiomyocytes, and decrease oxidative-induced damage. In severe cases, Covid-19 infection can lead to development of Acute Respiratory Distress Syndrome (ARDS) and Acute lung Inflammation/Injury (ALI) resulting from inflammatory response. In an animal model of sepsis-induced ALI, Aldose Reductase inhibition was shown to have a beneficial effect and attenuate severity of disease by reducing cytokines (such as IL-6), neutrophil infiltration into the lungs, and activation of lung inflammatory endothelial cells. The results of these pilot studies will be published or presented in the future.

AT-104 is a dual selective PI3K inhibitor in preclinical development for T Cell Acute Lymphoblastic Leukemia (T-ALL). AT-104 has demonstrated significant benefit in both in vitro and in vivo models of T-ALL. In September 2020 the Company received pediatric rare disease designation for AT-104 in T-ALL.

In March 2020, the Company hired a Chief Commercial Officer, and build-out of commercial infrastructure commenced.  As such, we expect commercial expenditures to continue to increase in 2020 as we prepare for potential galactosemia commercial launch, including additional costs related to marketing, market access, market research and sales and forecasting, as well as an increase in compensation expense related to several new hires in connection with the build-out.

Since inception in 2016, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue.

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $29.8 million and $70.3 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, we had an accumulated deficit of $137.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company that we did not previously incur or had previously incurred at lower rates as a private company, including significant legal, accounting, investor relations and other expenses. As of September 30, 2020, we had cash and cash equivalents and short-term investments of $116.5 million.

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

November 2019 Private Placement

On November 7, 2019, we entered into a securities purchase agreement for the Private Placement with the Purchasers. Pursuant to the securities purchase agreement, the Purchasers purchased 1,380,344 shares of our common stock. The purchase price for each share was $14.50, with net proceeds of approximately $18.0 million. The closing of the purchase and sale of the securities occurred on November 12, 2019.

January 2020 Secondary Public Offering

In January 2020, we issued and sold 2,741,489 shares of our common stock at a public offering price of $45.50 per share, with an additional 411,223 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares in the Secondary Public Offering. We received aggregate net proceeds, net of underwriting discounts and commissions and offering costs of $134.1 million.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, and commercial functions. General and administrative expenses also include professional fees for legal, accounting, auditing, tax and consulting services; travel expenses; and facility-related expenses, which include allocated expenses for rent and maintenance of facilities and other operating costs.

Commercial expenses consist of payroll expense for commercial personnel, as well as marketing, market research, market access, and other focused investments to support launch of drug candidates, generate evidence of commercial potential and value proposition, and maximize potential business development deal leverage. Commercial expenses are included in general and administrative expenses.

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

Other Income (Expense), Net

Other income (expense), net consists of interest income (expense), net, and other income (expense). Interest income (expense), net consists primarily of our interest income on our cash and cash equivalents and marketable securities. Other income (expense) consists primarily of realized gains and losses on sales of marketable securities.

Results of Operations

Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	(Unaudited)
	Three Months Ended
	September 30,
(in thousands)	2020	2019
Operating expenses:
Research and development	$19,945	$7,453
General and administrative	10,020	3,294
Total operating expenses	29,965	10,747
Loss from operations	(29,965)	(10,747)
Other income (expense), net:
Interest income (expense), net	131	34
Other income (expense)	(10)	—
Other income (expense), net	121	34
Net loss	$(29,844)	$(10,713)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
(in thousands)	2020	2019	Increase
Clinical and pre-clinical	$9,689	$5,137	$4,552
Drug manufacturing and formulation	8,349	1,129	7,220
Personnel expenses	818	657	161
Stock-based compensation	638	495	143
Regulatory and other	451	35	416
Total research and development expenses	$19,945	$7,453	$12,492

Research and development expenses for the three months ended September 30, 2020 were $19.9 million, compared to $7.5 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, the increase of $12.5 million was primarily due to:

●	an increase in clinical and pre-clinical expense of $4.6 million, primarily related to the progression of the AT-007 ACTION-Galactosemia adult extension study, the AT-007 ACTION-Galactosemia Kids pediatric registrational study and the AT-001 Phase 3 ARISE-HF clinical study;
●	an increase in drug manufacturing and formulation costs of $7.2 million primarily related to raw material deliveries in support of the 2020 manufacturing campaigns and the completion and release of AT-001 and AT-007 drug product batches;
●	an increase in personnel expenses of $0.2 million due to the increase in headcount in support of our clinical program pipeline;
●	an increase in stock-based compensation of $0.1 million due to new stock option and restricted stock unit grants during the three months ended September 30, 2020; and

●	an increase in regulatory and other expenses of $0.4 million relating to an increase in clinical consulting fees during the three months ended September 30, 2020.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
(in thousands)	2020	2019	Increase
Personnel expenses	$1,623	$428	$1,195
Stock-based compensation	1,765	724	1,041
Legal and professional fees	2,114	1,131	983
Commercial expenses	2,361	—	2,361
Insurance expenses	1,027	785	242
Other expenses	1,130	226	904
Total general and administrative expenses	$10,020	$3,294	$6,726

General and administrative expenses were $10.0 million for the three months ended September 30, 2020, compared to $3.3 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, the increase of $6.7 million was primarily related to the increase in personnel expenses of $1.2 million and an increase in stock-based compensation of $1.0 million due to the increase in headcount, $1.0 million related to an increase in legal and professional fees due to increased operations and costs associated with being a public company, $2.4 million related to the establishment of a commercial department, $0.2 million related to increased insurance costs, and $0.9 million in other expenses relating to increased costs of rent and other office expenses.

Interest Income (Expense), Net

Interest income was $0.1 million for the three months ended September 30, 2020, as compared to $34,000 for the three months ended September 30, 2019. The change was primarily related to interest income from the Company’s marketable securities of $67.8 million for the three months ended September 30, 2020, compared to only $19.9 million for the three months ended September 30, 2019.

Other Income (Expense)

Other expense was $10,000 for the three months ended September 30, 2020, compared to zero for the three months ended September 30, 2019. The change was primarily related to the realized loss of $10,000 related to the sale of marketable securities during 2020. There were no sales of marketable securities held by the Company during three month period ended September 30, 2019.

Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Operating expenses:
Research and development	$47,974	$18,582
General and administrative	22,744	9,331
Total operating expenses	70,718	27,913
Loss from operations	(70,718)	(27,913)
Other income (expense), net:
Interest income (expense), net	435	33
Other income (expense)	11	—
Other income (expense), net	446	33
Net loss	$(70,272)	$(27,880)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019	Increase
Clinical and pre-clinical	$24,167	$11,298	$12,869
Drug manufacturing and formulation	18,336	2,898	15,438
Personnel expenses	2,529	1,996	533
Stock-based compensation	1,911	2,087	(176)
Regulatory and other	1,031	303	728
Total research and development expenses	$47,974	$18,582	$29,392

Research and development expenses for the nine months ended September 30, 2020 were $48.0 million, compared to $18.6 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the increase of $29.4 million was primarily due to:

●	an increase in clinical and pre-clinical expense of $12.9 million primarily related to the commencement of the AT-007 ACTION-Galactosemia extension study and ACTION-Galactosemia Kids pediatric registrational clinical trial study, as well as the progression of the AT-001 Phase 3 ARISE-HF study;

●	an increase in drug manufacturing and formulation costs of $15.4 million, primarily related to the commencement of the 2020 manufacturing campaigns and the associated raw material deliveries and releases of AT-001 and AT-007 drug product batches;

●	an increase in personnel expenses by $0.5 million due to the increase in headcount in support of our clinical program pipeline;

●	a decrease in stock-based compensation of $0.2 million due to the increased modification expense recognized during the nine months ended September 30, 2019 for the acceleration of certain options vesting following the IPO, which is offset by an increase in expense recognized during the nine months ended September 30, 2020 due to new stock option and restricted stock grants; and

●	an increase in regulatory and other expenses of $0.7 million relating to an increase in license fees and an increase in clinical consulting fees during the nine months ended September 30, 2020.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019	Increase
Personnel expenses	$3,987	$1,108	$2,879
Stock-based compensation	3,560	2,736	824
Legal and professional fees	6,565	3,202	3,363
Commercial expenses	3,128	-	3,128
Insurance expenses	2,723	1,201	1,522
Other expenses	2,782	1,084	1,698
Total general and administrative expenses	$22,745	$9,331	$13,414

General and administrative expenses were $22.7 million for the nine months ended September 30, 2020, compared to $9.3 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the increase of $13.4 million was primarily related to an increase in personnel expenses of $2.9 million and stock-based compensation expenses of $0.8 million due to the increase in headcount, an increase in professional fees of $3.4 million due to increased legal and consulting fees, $3.1 million related to the establishment of a commercial department, insurance expense increase of $1.5 million for D&O insurance premiums, and other expenses of $1.7 million, primarily due to public relation services, travel expenses and rent.

Interest income (Expense), Net

Interest income was $0.4 million for the nine months ended September 30, 2020, as compared to $33,000 for the nine months ended September 30, 2019. The change was primarily related to interest income from the Company’s marketable securities of $67.8 million for the three months ended September 30, 2020, which was only $19.9 million for the three months ended September 30, 2019.

Other Income

Other income was $11,000 for the nine months ended September 30, 2020, compared to zero for the nine months ended September 30, 2019. The change is due to the realized net gain of $11,000 related to the sale of marketable securities and net gains on foreign exchange transactions.

Liquidity and Capital Resources

Since our inception through September 30, 2020, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We expect our existing cash and cash equivalents and short-term investments of $116.5 million as of September 30, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Net cash used in operating activities	$(55,459)	$(23,900)
Net cash used in investing activities	(47,913)	(19,878)
Net cash provided by financing activities	133,201	38,094
Net increase (decrease) in cash and cash equivalents	$29,829	$(5,684)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020, was $55.5 million. For the nine months ended September 30, 2020, the increase was primarily due to our net losses of $70.3 million, a decrease in accounts payable of $6.7 million, and a decrease in operating lease liability of $0.3 million. This is partially offset by an increase of $3.4 million in prepaid expenses, an increase in accrued expenses and other current liabilities of $11.1 million, $5.5 million in non-cash stock-based compensation expense, $1.5 million of amortization of insurance premium, and $0.3 million in amortization of operating lease right-of-use assets.

Net cash used in operating activities for the nine months ended September 30, 2019, was $23.9 million. For the nine months ended September 30, 2019, the increase was primarily due to our net losses of $27.8 million, an increase in prepaid expenses of $2.7 million and a decrease in accounts payable of $1.3 million, which is partially offset by an increase in accrued expenses and other current liabilities of $3.4 million and $4.8 million in non-cash stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $47.9 million relating to our purchase of available-for-sale securities for $47.9 million.

Net cash used in investing activities for the nine months ended September 30, 2019 was $19.9 million relating to our investment in marketable securities for $19.9 million.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $133.2 million, primarily from the cash proceeds from the Secondary Public Offering of $134.1 million and $1.7 million from the exercise of stock options for common stock under the 2019 Plan. This was partially offset by the payment of $0.7 million of offering costs related to the Private Placement and Shelf Registration Statement, payment of short-term borrowings of $1.1 million, as well as a down payment of $0.8 million relating to financed insurance premiums.

In June 2020, we entered into the Equity Distribution Agreement with Goldman to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100 million. As of September 30, 2020, the Company had received no proceeds from the sale of shares of common stock pursuant to the Equity Distribution Agreement.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2020:

	Payments Due By Period
		Less Than			More Than
(in thousands)	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
Operating lease commitments(1)	$1,998	$471	$1,484	$43	$—
Total	$1,998	$471	$1,484	$43	$—

(1)	Represents future minimum lease payments under our operating lease for office space.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report other than what is noted below.

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

Options Granted

The intrinsic value of all outstanding options as of September 30, 2020 was $47.8 million, based on the fair value of our common stock of $20.76 per share, of which approximately $33.9 million related to exercisable options and approximately $14.0 million related to unvested options.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, cash equivalents and short-term investments of $67.8 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

The securities in our investment portfolio are not leveraged and are classified as available-for-sale. These available-for-sale securities are short-term in nature and subject to minimal interest rate risk. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. A change of 50 to 100 basis points would result in a change of $79,000 to $0.2 million, respectively, on the value of our investment portfolio.

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

As of September 30, 2020, we had cash and cash equivalents of $48.7 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. We do not believe an immediate one percentage point change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be significantly affected by changes in market interest rates.

As of September 30, 2020, we had $2.1 million of outstanding short-term debt relating to our financed directors’ and officers’ insurance premium. The interest rate on this short-term loan is fixed at 3.2% per annum and therefore not subject to interest rate risk.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate loss during the three months ended September 30, 2020. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2020, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

The following is a summary of the risk factors included in this Item 1A and is qualified entirely by the disclosure included in the rest of this Item 1A:

Risks Related to Our Financial Position and Capital Needs

●	We have and expect to continue to incur substantial operating losses for the foreseeable future.

●	Our operating history makes evaluating our business and assessing our future viability more difficult.
●	We will require substantial additional funding to finance our operations, and may suffer consequences to our development programs upon failure to do so.
●	Raising additional capital may cause adverse effects.

Risks Related to the Development and Commercialization of Our Product Candidates

●	Our success is substantially dependent on the successful clinical development, regulatory approval and commercialization of our product candidates and may be adversely effected upon failure to do so.
●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and our results may not be sufficient for the necessary regulatory approvals.
●	Clinical drug development involves a lengthy and expensive process and the development of additional product candidates is risky and uncertain..
●	There can be no assurance that aldose reductase inhibitors will ever receive regulatory approval.
●	We may not obtain/maintain rare pediatric disease designation/exclusivity for our product candidates.
●	A breakthrough therapy designation by the FDA for a product candidate may not shorten regulatory review or approval process, and would not increase the likelihood of marketing approval.
●	FDA fast track designation, if granted, may not lead to faster development, review or approval.
●	Clinical trials are expensive, time-consuming and subject to factors outside our control.
●	Our product candidates may cause undesirable side effects, effecting regulatory approval, commercial potential or result in significant negative consequences following any potential marketing approval.
●	Interim, “top-line” and preliminary data from our clinical trials may be subject to change.
●	The market opportunities for our product candidates may be smaller than we believe or approval we obtain may narrow our patient population.
●	We may face substantial competition.
●	Our product candidates may fail to achieve market acceptance necessary for commercial success.
●	We may be adversely effected by product liability lawsuits.
●	Our insurance policies may be inadequate and potentially expose us to unrecoverable risks.

Risks Related to Regulatory Compliance

●	We are subject healthcare laws and regulations, which carry substantial penalties for noncompliance.
●	Coverage and adequate reimbursement may not be available for our product candidates.
●	Third-parties may conduct our preclinical studies and clinical trials in an unsatisfactory manner.

Risks Related to Our Dependence on Third Parties

●	We intend to rely on third parties to produce supplies of our product candidates.
●	We and our third-party affiliates are subject to environmental, health and safety laws and regulations.
●	Healthcare reform measures may have a negative impact on our business and results of operations.

Risks Related to Our Intellectual Property

●	Breaches of our license agreements may result in the adverse effects to our ability to continue the development and commercialization of our product candidates.
●	Insufficient patent protection could allow our competitors to develop and commercialize products and technology similar or identical to ours.
●	Obtaining and maintaining our patent rights is expensive, complicated and labor intensive.
●	Patent terms may be inadequate to protect our competitive position on our product candidates.
●	We may be subject to claims alleging violations of intellectual property rights, patents or trade secrets.
●	Changes in patent law could impair our ability to protect our product candidates.
●	We may be unable to protect our intellectual property rights.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

●	We are highly dependent on the services of our current executive officers.
●	We experience difficulties resulting from the expansion of our organization.
●	We may be subject to security breaches in our information technology systems.
●	Our employees and the third-parties we deal with may engage in misconduct or improper activities.

Risks Related to Ownership of Our Common Stock

●	The market price of our common stock may be volatile and fluctuate substantially.
●	Our stock ownership is concentrated among our existing executive officers, directors and principal stockholders and may prevent new investors from influencing significant corporate decisions.
●	We may be adversely effected by unfavorable research or reports.
●	We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
●	We may use our cash and cash equivalents ineffectively or in ways with which you do not agree.
●We are an “emerging growth company,” subject to reduced disclosure requirements.
●We may avail ourselves of anti-takeover provisions in our charter documents and under Delaware law.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $45.6 million and $16.5 million for the years ended December 31, 2019 and 2018, respectively, and $29.8 million, $70.3 million, $10.7 million and $27.9 million for the three and nine months ended September 30, 2020, and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $137.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2020, our cash, cash equivalents and marketable securities was $116.5 million. Based on our current operating and research and development plans, we believe that our existing cash, cash equivalents, and marketable securities will fund our operations through at least the next 12 months from the date the financial statements were issued. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of September 30, 2020.

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

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including the following:

●	delays in reaching a consensus with regulatory authorities on the design or implementation of our clinical trials;
●	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or fail to return for post-treatment follow-up or we may fail to recruit suitable patients to participate in a trial;
●	clinical trials of our product candidates may produce negative or inconclusive results;
●	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event concerns with a class of product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
●	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs.

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

We have obtained orphan drug designation and rare pediatric disease designation, from the FDA for AT-007 for the treatment of galactosemia and PMM2-CDG. We have also obtained rare pediatric disease designation, from the FDA for AT-104 for treatment of T-ALL. The FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is defined as a disease or condition that either affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals, there is no reasonable expectation that sales of the drug in the United States will be sufficient to offset the costs of developing and making the drug available in the United States. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

As of September 30, 2020, we had 22 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In addition, we have in the past and may in the future source equipment and materials from countries materially affected by Covid-19. If we were to engage with third party manufacturers in such countries in the future, there would be an increased risk of supply interruption, resulting in business/operational disruption. Covid-19’s spread, which has caused a broad impact globally, such as restrictions on travel and quarantine policies put into place by businesses and governments, may materially affect us economically. While the potential long-term economic impact of the Covid-19 pandemic may be difficult to assess or predict, there has already been a significant disruption of the global financial markets and the world economy, including the United States economy. A prolonged recession or market correction resulting from the spread of Covid-19 could materially affect our business and the value of our common stock, and reduce our ability to access capital, which could in the future negatively affect our liquidity.

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

Based upon shares of our common stock outstanding as of September 30, 2020, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 39% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2020, we had outstanding 22,456,686 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws but will be able to be sold in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Shoshana Shendelman, President and Chief Executive Officer (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Charles Silberstein, Chief Financial Officer (Principal Financial Officer).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

APPLIED THERAPEUTICS, INC.

Date: November 12, 2020	By:	/s/ Shoshana Shendelman, Ph.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Charles Silberstein, M.D.
Chuck Silberstein, M.D.
Chief Financial Officer
(Principal Financial Officer)