Form 10-K
period 2020-12-31
Applied Therapeutics Inc.
filed 2021-03-18
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38898

Applied Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-3405262
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

545 Fifth Avenue, Suite 1400, New York, NY	10017

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212)-220-9226

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock $0.0001 par value	APLT	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020 , as reported on the Nasdaq Global Market, was approximately $659,242,807. This calculation excludes approximately 8,704,807 shares held by directors, executive officers and 10% or greater shareholders of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.

As of March 17, 2021, the total number of shares outstanding of the registrant’s Common Stock was 26,009,399 shares, net of treasury shares.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the registrant’s 2021 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

APPLIED THERAPEUTICS, INC.

2020 FORM 10-K ANNUAL REPORT

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “opportunity,” “plan,” “predict,” “project,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in this Annual Report:

●the potential impact of the Covid-19 pandemic on the timing and progress of our ongoing clinical trials, our business, results of operations, liquidity, and operations and our ability to mitigate those potential impacts;
●our plans to develop, market and commercialize our product candidates;
●the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●our ability to take advantage of expedited regulatory pathways for any of our product candidates;
●our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●our ability to successfully acquire or license additional product candidates on reasonable terms and advance product candidates into, and successfully complete, clinical studies;
●our ability to maintain and establish collaborations or obtain additional funding;
●our ability to obtain and timing of regulatory approval of our current and future product candidates;
●the anticipated indications for our product candidates, if approved;
●our expectations regarding the potential market size and the rate and degree of market acceptance of such product candidates;
●our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
●the implementation of our business model and strategic plans for our business and product candidates;
●our intellectual property position and the duration of our patent rights;
●developments or disputes concerning our intellectual property or other proprietary rights;
●our expectations regarding government and third-party payor coverage and reimbursement;

●our ability to compete in the markets we serve;
●the impact of government laws and regulations and liabilities thereunder;
●developments relating to our competitors and our industry; and
●other factors that may impact our financial results

The foregoing list of risks is not exhaustive. Other sections of this Annual Report include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

In light of the significant uncertainties in these forward-looking statements, you should not rely upon forward-looking statements as predictions of future events. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. You should refer to the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.         BUSINESS.

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel product candidates against validated molecular targets in indications of high unmet medical need. We focus on molecules and pathways whose role in the disease process is well known based on prior research, but have previously failed to yield successful products due to poor efficacy and tolerability. Our unique approach to drug development leverages recent technological advances to design improved drugs, employs early use of biomarkers to confirm biological activity and focuses on abbreviated regulatory pathways. Our first molecular target is aldose reductase, or AR, an enzyme that converts glucose to sorbitol under oxidative stress conditions, and is implicated in multiple diseases. Prior attempts to inhibit this enzyme were hindered by nonselective, nonspecific inhibition, which resulted in limited efficacy and significant off-target safety effects. The detrimental consequences of AR activation have been well established by decades of prior research. Our AR program currently includes three small molecules, which are all potent and selective inhibitors of AR, but are engineered to have unique tissue permeability profiles to target different disease states, including diabetic complications, heart disease and rare metabolic diseases. Using similar strategies to our ARI program, we have also developed a program targeting selective inhibition of phosphatidylinositol 3-kinase, or PI3K, subunits, which has produced an early-stage oncology pipeline. The result of this unique multifaceted approach to drug development is a portfolio of highly specific and selective product candidates that we believe are significantly de-risked and can move quickly through the development process.

AT-007 is a novel central nervous system, or CNS, penetrant ARI that we are developing for the treatment of rare metabolic diseases, including galactosemia, a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of galactosemia. We have completed an adult study in healthy volunteers and galactosemia patients, demonstrating that AT-007 is safe and well tolerated, and significantly reduces plasma galactitol levels vs. placebo. Galactitol is a toxic metabolite of galactose, which is formed in galactosemia patients by aberrant activity of aldose reductase when galactose is present at high levels. A pediatric study is underway in children with galactosemia, assessing the impact of AT-007 vs. placebo on safety, biomarker reduction of galactitol, and long-term functional outcomes.

AT-007 is also being studied in a rare disease caused by Sorbitol Dehydrogenase deficiency, called SORD deficiency. Aldose Reductase is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by Sorbitol Dehydrogenase, which converts sorbitol to fructose. Patients with SORD deficiency accumulate very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which results in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in drosophila and cell models of SORD deficiency demonstrates that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. Preclinical studies on AT-007 have demonstrated significant reduction in sorbitol levels in fibroblasts from SORD deficient patients. We plan to initiate clinical development in SORD deficiency in 2021.

We also plan to initiate a clinical development program on AT-007 in another pediatric rare disease, called PMM2-CDG in 2021. PMM2-CDG is a glycosylation disorder caused by deficiencies in the enzyme phosphomannomutase 2, which leads to CNS symptoms similar to galactosemia, including low IQ, tremor, and speech and motor problems. Aldose Reductase is over-activated in this disease as a compensatory consequence of PMM2 deficiency, and a CNS penetrant ARI may be a compelling clinical option. Initial data in fibroblast cell lines derived from PMM2-CDG patients demonstrates that AT-007 treatment increases phosphomannomutase 2 activity. The FDA has granted pediatric rare disease designation and orphan designation for AT-007 in PMM2-CDG.

AT-001 is a novel ARI with broad systemic exposure and peripheral nerve permeability that we are developing for the treatment of diabetic cardiomyopathy, or DbCM, a fatal fibrosis of the heart, for which no treatments are available. We completed a Phase 1/2 clinical trial evaluating AT-001 in approximately 120 patients with type 2 diabetes, in which no drug-related adverse effects or tolerability issues were observed. In September 2019, we announced the initiation of a Phase 3 registrational trial of AT-001 in DbCM. The study, called ARISE-HF, is designed to evaluate AT-001’s ability to improve or prevent the decline of functional capacity in patients with DbCM at high risk of progression to overt heart failure.

Covid-19 can cause significant cardiac morbidities, including cardiomyopathy. AT-001, has been shown to prevent oxidative damage to cardiomyocytes, and decrease oxidative-induced damage. In severe cases, Covid-19 infection can lead to development of Acute Respiratory Distress Syndrome (ARDS) and Acute lung Inflammation/Injury (ALI) resulting from inflammatory response. In an animal model of sepsis-induced ALI, Aldose Reductase inhibition was shown to have a beneficial effect and attenuate severity of disease by reducing cytokines (such as IL-6), neutrophil infiltration into the lungs, and activation of lung inflammatory endothelial cells. On April 2, 2020, we announced that a Covid-19 IND had been opened with the FDA for AT-001. AT-001 investigator-initiated trials commenced at Mt. Sinai and NYU to address acute lung inflammation and cardiomyopathy in critical Covid-19 patients. We also announced that the drug was being provided free of charge through “Named Patient” Emergency INDs at multiple hospitals across the US in critical Covid-19 patients. The results of these pilot studies will be published or presented in the future.

AT-003 is a novel ARI designed to cross through the back of the eye when dosed orally, and has demonstrated strong retinal penetrance, for the treatment of diabetic retinopathy, or DR. DR is an ophthalmic disease that occurs in diabetic patients and for which treatments are currently limited to high-cost biologics requiring intravitreal administration. DR has been linked to AR activity, including elevations in sorbitol and subsequent changes in retinal blood vessels, which distorts vision and leads to permanent blindness. We are currently in late stages of preclinical development and intend to advance AT-003 into a Phase 1 clinical trial in 2021.

AT-104 is a dual selective PI3K inhibitor in preclinical development for T Cell Acute Lymphoblastic Leukemia (T-ALL). AT-104 has demonstrated significant benefit in both in vitro and in vivo models of T-ALL. In September 2020, we received pediatric rare disease designation for AT-104 in T-ALL.

Our management team and scientific advisory board are composed of accomplished scientists and clinicians with decades of experience developing drugs for a wide range of diseases. Our view is that drug development does not always need to follow the standard approach, which often requires long and costly development programs before drugs become available to patients. By taking a unique and focused approach to drug development, we believe we can significantly shorten development programs and bring lifesaving drugs to patients in urgent need. In May 2019, we completed our initial public offering (the “IPO”) whereby we sold 4,000,000 shares of common stock at a public offering price of $10.00 per share, resulting in aggregate net proceeds of $34.6 million, after deducting underwriting discounts and commissions and offering expenses. In November 2019, we completed a private placement of 1,380,344 shares of our common stock (the “Private Placement”), which resulted in net proceeds of approximately $18.4 million. In January 2020, we completed a secondary public offering of 2,471,489 shares of our common stock, including 411,223 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares (the “Secondary Public Offering”), pursuant to which we received $134.1 million of proceeds, net of underwriting discounts and commissions and offering expenses. In February 2021, we completed an underwritten public offering of 3,450,000 shares of common stock (the “February Offering”), including the exercise in full of the underwriters’ option to purchase 450,000 additional shares of common stock, which option closed on February 19, 2021.  The shares were offered at a price to the public of $23.00 per share, resulting in aggregate net proceeds of approximately $74.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Our Strategy

Our goal is to bring potentially transformative therapies to market across a range of fatal or debilitating diseases for which no treatments are available. The critical components of our strategy include:

●	Leveraging our unique approach to develop our pipeline of novel ARIs. We target molecules and pathways that have a proven role in disease, but have previously failed to yield successful products due to poor efficacy and tolerability. Our unique approach to drug development utilizes recent technological advances to design improved drugs, employs early use of biomarkers to confirm biological activity and focuses on abbreviated regulatory pathways. We develop product candidates with increased potency and selectivity by leveraging recent technological advances in high throughput crystallography and in silico structural design. Our strategy is also informed by early use of biomarkers to confirm biological activity and target engagement. Early proof of biological activity through biomarkers in clinical trials combined with data from prior clinical development programs on first generation drugs significantly de-risks clinical development in our target indications. AR is our first molecular target that has been implicated in multiple diseases and for which sorbitol levels can be assessed as a biomarker of enzyme activity. Prior AR-targeting compounds produced nonselective inhibitors and failed to demonstrate adequate safety and efficacy. We intend to apply our strategy to a wide range of validated targets across multiple disease indications, which we believe will result in additional pipeline programs.
●	Rapidly advancing the development of our ARI product candidates, AT-007, AT-001 and AT-003. We have completed a pivotal study of AT-007 in adults with galactosemia, and a pediatric registrational study is ongoing. A registrational study of AT-001 for the treatment of DbCM is ongoing.
●	Taking advantage of regulatory pathways designed for accelerated drug development in indications with high unmet need and seeking strategic partnerships in other indications. We plan to leverage abbreviated development programs and biomarker-based approaches for rapid drug development and regulatory approval. For indications that require standard development programs, we plan to seek strategic partnerships.
●	Expanding our pipeline to products targeting other validated molecules and pathways outside of AR. We plan to further characterize our novel PI3K inhibitors and select lead compounds for preclinical development. Utilizing our biomarker-based approach, we intend to target urgent hematological oncology indications and specific solid tumors. We will continue leveraging our relationships with academic institutions and universities to acquire or license additional technologies that are consistent with our strategy of applying new technologies to validated molecular pathways.

Our Pipeline

The following tables shows the status of our current ARI and PI3K inhibitor programs:

We seek to protect our proprietary and intellectual property position for our product candidates, our core technology, and other know-how through U.S. and foreign patent protection. To the extent that our platform is not patentable, we rely on trade secret protection and confidentiality agreements to protect our interests. For more information, see the section titled “Business — Intellectual Property.”

Our Product Candidates

Our Aldose Reductase Program

AR is the first enzyme and rate-limiting step in the polyol pathway, an alternative glucose metabolism pathway. AR is a redox-regulated enzyme that is activated by an altered redox state within the cell, which occurs during hyperglycemia and ischemia. AR activation is associated with downstream consequences of hyperglycemia, such as diabetic complications, as well as consequences of ischemia in the heart, such as acute myocardial infarction and chronic heart failure. As shown in the figure below, AR activity produces excess sorbitol, which causes osmotic dysregulation within cells and tissues, such as nerve and retina, and is toxic to many cell types, including cardiomyocytes. Sorbitol is also further metabolized to fructose, which initiates a cascade of metabolic dysregulation and inflammatory damage to cells, such as: reactive oxygen species, or ROS, generation; advanced glycation end products, or AGE; protein kinase C, or PKC, activation; and methylglyoxal overproduction. Under non-oxidative, or healthy patient conditions, AR remains largely inactive and less than 3% of a healthy person’s glucose is processed by the polyol pathway. However, when the oxidative environment of the cell changes due to hyperglycemia or ischemia, AR is both activated and upregulated, and greater than 30% of the patient’s glucose is then shunted through the polyol pathway, resulting in significant downstream damage to cells and tissues. The detrimental consequences of AR activation have been well established by decades of prior research. These include broad effects, such as mitochondrial dysfunction and cell death, as well as tissue-specific changes, such as neuronal degeneration in peripheral nerves, collagen crosslinking and fibrosis in cardiac tissue, and damage to blood vessels in the lens of the eye.

AR Causes Damage to Tissues Under Conditions of Oxidative Stress

*	NF-kB is a protein complex that controls transcription of DNA, cytokine production and cell survival.

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

Galactitol Accumulation Results in Tissue Specific Damage

*     GALK, or galactokinase, and GALT, or galactose-1-phosphate uridyl transferase, are enzymes that metabolize galactose.

**   Galactose-1-phosphate is referred to as Gal-1P.

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

AT-007 for the Treatment of Rare Metabolic Disease (Galactosemia, PMM2-CDG, SORD Deficiency)

Overview

AT-007 is a novel CNS penetrant ARI for the treatment of galactosemia, a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. High levels of galactose circulating in the blood and tissues of galactosemia patients enable AR to convert galactose to a toxic metabolite, galactitol, which results in long-term complications ranging from CNS dysfunction to cataracts. AT-007 was specifically designed to be a CNS penetrant to address AR activity in the brain and potentially prevent CNS consequences of the disease. We believe galactosemia qualifies for accelerated approval under recently released draft FDA guidance for low prevalence, slowly progressing rare metabolic diseases. The guidance allows for a biomarker-based development program if clinical efficacy and a link to a relevant biomarker can be demonstrated in an animal model of disease. We have demonstrated that treatment with AT-007 in an animal model of galactosemia reduces toxic galactitol levels and prevents disease complications and have also demonstrated that AT 007 treatment resulted in a statistically significant reduction in plasma galactitol versus placebo in adult galactosemia patients. A pediatric clinical study is underway. We plan to initiate clinical development in two additional rare metabolic diseases, SORD Deficiency and PMM2-CDG in 2021.

Galactosemia

Diagnosis and Standard of Care

Galactosemia is caused by severe deficiency in the GALK or GALT enzymes that metabolize galactose. Galactose is a sugar produced endogenously by the body, and is also a metabolite of lactose. Galactosemia is often fatal in infants within the first weeks of life if they are exposed to dietary lactose in the form of breast milk or dairy-based formula. As such, there is mandatory newborn screening for galactosemia in the United States and many countries in Europe. While prompt identification of infants with galactosemia and immediate implementation of a lactose-restricted diet prevents many fatalities, long-term consequences of disease persist due to endogenous generation of galactose within the body. We are specifically developing AT-007 for patients with severe enzyme deficiencies in GALK, which is referred to as type 2 galactosemia, and GALT, which is referred to as classic galactosemia. In these patients, despite dietary restriction, galactosemia manifests as a combination of CNS and systemic toxicities in tissues, including cognitive dysfunction and intellectual deficiencies, speech and motor pathologies, pre-senile cataracts and tremor, as well as ovarian insufficiency in females.

There are no treatments available for galactosemia. Due to endogenous production of galactose within the body, infants with galactosemia develop significant complications even with immediate implementation of, and strict adherence to, a dairy-free diet. CNS complications include cognitive impairment, low IQ, speech and motor deficiencies, and infant or pediatric seizures. In addition, nearly all females develop ovarian insufficiency. Further to the damage that occurs in childhood, many adults also develop persistent cataracts, seizures, and experience progressive worsening of tremor, cognitive, behavioral and psychiatric issues due to ongoing tissue deposition of galactitol.

AR Activity Causes Toxic Accumulation of Galactitol in Galactosemia

We have demonstrated that inhibiting AR activity shifts galactose metabolism to an alternative enzyme called galactose dehydrogenase, which allows galactose to be metabolized to galactonate, a benign substance that is removed in the urine.

Market Opportunity

The global incidence of galactosemia is estimated to be 1 in 50,000 to 1 in 90,000, depending on ethnicity. The U.S. galactosemia population is approximately 3,000 patients, based on newborn screening data identifying 2,500 infants through 2014, and the estimated birth rate of 80 patients per year. Prior studies estimated that the U.S. galactosemia population was higher based on the incidence rates, because they did not take into account that, prior to newborn screening, most infants with galactosemia died within a few weeks of birth. As a result, the disease prevalence is significantly lower, and the live population with galactosemia is largely age 40 and younger.

Preclinical Studies

A rat model of classic galactosemia displays similar biochemical and functional abnormalities to those associated with galactosemia in humans.

Treatment with AT-007 significantly reduced galactitol levels in target tissues, including blood, brain and liver, without increasing galactose or Gal-1P levels, and prevented complications associated with galactitol accumulation in tissues, including cataract formation and CNS dysfunction. The effects of AT-007 were dose dependent and corresponded with galactitol reduction.

Clinical Development

ACTION-Galactosemia Phase 1/2 Study

We have evaluated AT-007 in a pivotal Phase 1/2 clinical trial in healthy volunteers and adults with galactosemia. The Phase 1 portion of the study in healthy volunteers evaluated safety, tolerability, CNS penetrance and PK of AT-007 at doses of 5mg/kg to 40mg/kg for up to seven days of consecutive treatment. The Phase 2 portion in adults with galactosemia evaluated safety, tolerability, PK and pharmacodynamic reduction in the biomarker galactitol. Patients received AT-007 5mg/kg, 20mg/kg, 40mg/kg or placebo, for 28 days.

AT-007 treatment resulted in a statistically significant and robust reduction in plasma galactitol versus placebo in adult galactosemia patients. Reductions in galactitol were dose dependent, with higher concentrations of AT-007 resulting in a greater magnitude of reduction in galactitol. At the higher doses tested (20mg/kg and 40mg/kg), AT-007 significantly reduced plasma galactitol by approximately 50% from baseline. Results were statistically significant (p value of less than 0.01) vs. placebo. Galactitol reduction was rapid and sustained over time. No substantial change from baseline was observed in placebo treated patients. AT-007 was well tolerated in both galactosemia patients and healthy volunteers.

ACTION-Galactosemia Kids

In June 2020, we initiated the ACTION-Galactosemia Kids pediatric galactosemia study. The study was placed on partial clinical hold in August 2020 while we worked with the FDA to redesign and operationally modify the study to seamless design to ensure continuous treatment and the opportunity to receive clinical. benefit. The study re-started in February 2021 and is currently ongoing. The pediatric clinical trial is a 2-part study to evaluate safety, pharmacokinetics, and reduction in the toxic biomarker, galactitol (Part A), as well as impact on functional outcomes in children with galactosemia over time (Part B). Three age cohorts are being studied in parallel: age 2-6, age 7-12, and age 13-17. An additional cohort of children under 2 years of age may be added following analysis of safety data from the initial pediatric cohorts.

We plan to file for regulatory approval in the third quarter of 2021.

SORD Deficiency

SORD Deficiency is a newly characterized genetic cause of Charcot-Marie-Tooth Type 2 Disease (CMT2) and distal hereditary neuropathy, in which patients are deficient in the enzyme Sorbitol Dehydrogenase (SORD). SORD is the enzyme which follows AR in the polyol pathway and converts sorbitol to fructose. Patients who are deficient in SORD can’t metabolize sorbitol normally, and sorbitol levels accumulate to unnaturally high levels (10-20-fold higher vs healthy control levels). Sorbitol, like galactitol, has been shown to be toxic to cells, especially neurons, resulting in progressive neuronal degeneration. Patients with SORD Deficiency develop progressive neuropathy, which greatly impacts mobility and motility, and significantly affects quality of life. Genetic studies indicate that approximately 7-9% of CMT2 cases are caused by SORD Deficiency, estimating the US population around 3,300 patients. There are no FDA approved disease modifying treatments for CMT2 or SORD Deficiency. Substrate reduction through AR inhibition in patient fibroblasts and a drosophila model of disease have demonstrated preclinical proof of concept in SORD Deficiency, significantly reducing sorbitol levels and normalizing the drosophila disease phenotype. Preclinical studies in fibroblasts derived from SORD Deficiency patients have demonstrated significant reduction in sorbitol levels with AT-007 treatment. We plan to initiate a Phase 2 study in SORD Deficient patients in the first half of 2021.

PMM2-CDG

PMM2-CDG is a glycosylation disorder in which patients have only partial function of the phosphomannomutase enzyme (PMM2). As a result, patients do not process sugars properly to support protein glycosylation, which results in systemic problems and multi-organ failure. PMM2-CDG is a severe disease, resulting in and high mortality in children, with no FDA approved treatments. PMM2-CDG is an ultra-rare disease, with only approximately 1,000 patients identified worldwide.

Recently, AR inhibition was demonstrated to positively impact protein glycosylation in PMM2-CDG patient fibroblasts and a C. elegans model of disease. It is believed that AR inhibition results in increased protein glycosylation by shifting the balance of sugar production to support PMM2 activity. In preclinical studies in PMM2-CDG patient fibroblasts, AT-007 significantly improved PMM2 activity. Based on this data, we have received both Orphan Designation and Pediatric Rare Disease designation from the FDA. We plan to initiate a clinical study in children with PMM2-CDG in 2021.

AT-001 for the Treatment of Diabetic Cardiomyopathy

Overview

We are developing AT-001, a novel ARI with broad systemic exposure and peripheral nerve permeability being developed for the treatment of DbCM, a fatal fibrosis of the heart, for which no treatments are available. We completed a Phase 1/2 clinical trial evaluating AT-001 in approximately 120 patients with type 2 diabetes, in which no drug-related adverse effects or tolerability issues were observed. This trial also demonstrated target engagement and proof of biological activity, as measured by reduction in sorbitol, a biomarker of AR activity and NTproBNP. A registrational Phase 2/3 study in DbCM patients at high risk of progression to overt heart failure (ARISE-HF) is currently ongoing.

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

Market Opportunity

According to a retrospective epidemiological study, approximately 17% of patients suffering from diabetes develop DbCM. A study completed in France that utilized echocardiographic screening estimates the proportion of diabetic patients to develop DbCM at approximately 24%. The International Diabetes Foundation estimated that there were approximately 451 million patients globally with diabetes in 2017, which is expected to increase to 693 million by 2045. This includes 58.0 million diabetes patients in Europe in 2017, which is expected to increase to 67.0 million in 2045, and 46.0 million in North America, which is expected to increase to 62.0 million in 2045. Based on an estimated prevalence of 17% of diabetic patients who develop DbCM, we estimate that currently there are approximately

77.0 million patients with DbCM globally, with approximately 8.0 million in North America and 10.0 million in Europe. Initially, our development program will target patients at high risk of progression to overt heart failure, which we estimate constitute approximately 50% of all DbCM patients. We believe these patients represent a symptomatic population that is more likely to be responsive to treatment.

Prior AR-Based Approaches to Treat DbCM

AR activity has been implicated as a strong contributing factor to pathogenesis in DbCM. Pfizer Inc. was developing an ARI, Alond (zopolrestat), for the treatment of DPN and DbCM in a Phase 2 clinical trial that demonstrated favorable outcomes on heart function in DbCM patients, but the clinical trial was discontinued due to an unfavorable risk/benefit profile, with several patients experiencing liver toxicity and significant elevations in both aspartate aminotransferase and alanine aminotransferase, which are enzymes central to identification of liver toxicity and damage. In this trial, patients with early-stage DbCM were identified by echocardiographic screening and were randomized to three treatment groups, which consisted of placebo, 500 mg zopolrestat per day or 1,000 mg zopolrestat per day dosed for one year. Due to liver toxicity seen in another trial with zopolrestat, the 1,000 mg treatment arm was reduced to 500 mg, and the two doses were collapsed into one treatment arm. While patients on placebo displayed decreased heart function over the year of the trial as their disease progressed, patients on zopolrestat displayed a stabilization of heart function and even improvement in heart function in some patients based on hemodynamic endpoints. We believe this data validates the approach of using an ARI to improve outcomes for patients with DbCM and using our compounds, which demonstrate improved potency and have been well tolerated, may lead to greater clinical utility.

We have demonstrated that when compared to zopolrestat, AT-001 has significantly higher in vitro enzymatic inhibitory activity and greater specificity for AR. Liver toxicity associated with “old” ARIs such as zopolrestat has been shown to be due to off-target inhibition of a structurally related enzyme, Aldehyde Reductase, which is required for normal liver function. AT-001 demonstrates increased selectivity for AR, and does not inhibit Aldehyde Reductase at any concentration tested. This increased selectivity led to lack of toxicity in cultured hepatocytes, or liver cells, whereas zopolrestat demonstrated significant toxicity in hepatocytes. Thus, we believe that not only is AT-001 a more potent AR inhibitor than prior drugs, but that we have overcome the safety and toxicity limitations from prior compounds, which were due to lack of selectivity and off-target inhibition of Aldehyde Reductase.

Preclinical Efficacy Studies

In a preclinical model of DbCM AT-001 prevented cardiac damage and dysfunction and normalized cardiac energetics. In a diabetic rat model, AT-001 prevented cardiac damage induced by ischemia/repurfusion.

Clinical Development

Until recently, development in cardiovascular disease indications often required large outcome-based trials that examined survival and re-hospitalization as primary endpoints. These trials were extremely large, expensive and time-consuming, and were often confounded by comorbidities in the patient population. As a result, very few cardiovascular programs resulted in approved drugs. There has been a recent effort from the Division of Cardiovascular and Renal Products at the FDA, as well as at the European Medicines Agency, or EMA, to streamline drug development for cardiovascular disease to increase the probability of demonstrating a meaningful clinical effect in patients. Specifically, in cardiomyopathies, where there is a direct functional link between hemodynamic endpoints, heart contractility and quality of life, there is a unique opportunity to demonstrate benefit of therapy in a smaller number of patients and shorter treatment period than was previously required. Recent clinical development programs in hereditary cardiomyopathies have pioneered smaller trials examining exercise tolerance and/or heart functional capacity as a primary endpoint.

Consistent with these developments, at our pre-IND meeting, the FDA indicated that we would not be required to examine survival and re-hospitalization endpoints, and confirmed that exercise tolerance would qualify as an appropriate primary endpoint in our DbCM trial. This was also recently publicly confirmed by the FDA in a whitepaper entitled “Draft Guidance for Industry: Treatment for Heart Failure: Endpoints for Drug Development.” Accordingly, we

designed our pivotal Phase 2/3 clinical trial to target functional capacity, or exercise tolerance, as measured by Peak VO2 on Cardiopulmonary Exercise Testing (CPET) in DbCM patients at high risk of progression to overt heart failure.

Phase 1/2 Trial in Adult Type 2 Diabetic Patients

We have evaluated AT-001 in a placebo-controlled Phase 1/2 clinical trial in approximately 120 type 2 diabetes patients. The primary objectives of this trial were to explore the safety, tolerability and PK profile of AT-001. Because AR converts glucose to sorbitol, and AR activity is elevated in diabetic patients, sorbitol normalization was also examined as a pharmacodynamic, or PD, biomarker of target engagement, which provided proof of biological activity in patients.

The Phase 1/2 clinical trial allowed use of concomitant treatments for glucose control, as well as other standard of care treatments for diabetes, such as statins and ACE inhibitors. The FDA permitted us to directly evaluate diabetic patients due to positive data from the preclinical studies, as well as the urgency to develop drugs quickly due to high unmet need. AT-001 was dosed as an active pharmaceutical ingredient, or API, powder in a rapid release capsule and the trial examined both once-daily and twice-daily, or BID, dosing regimens.

AT-001 was safe and well tolerated at all doses tested. Additionally, there were no observed adverse interactions with any concomitant diabetes medications used by patients during the trial. Because AR converts glucose to sorbitol, and AR activity is elevated in diabetic patients, sorbitol normalization to healthy subject levels can be used as a PD biomarker of target engagement and proof of biological activity. Treatment with AT-001 normalized sorbitol levels in diabetic patients to those of healthy volunteers, and prevented post-prandial elevations in sorbitol. Decrease in sorbitol levels was dose-dependent, with higher doses of AT-001 resulting in greater reduction in sorbitol levels. Reduction in sorbitol levels lasted for approximately 10-12 hours post dose, suggesting that twice-daily oral dosing produced optimal pharmacodynamic impact. Placebo-treated patients did not demonstrate any reduction in sorbitol levels, and conversely demonstrated post-prandial increase in sorbitol levels.

Within the Phase 1/2 study, approximately 30 patients with early stage DbCM, assessed by echocardiographic abnormalities and elevations in the cardiac stress biomarker, NTproBNP, were treated with AT-001 or placebo for 28 days. Treatment with AT-001 (twice daily or three times daily) resulted in sustained reduction in sorbitol, and significant reduction in NTproBNP, demonstrating that inhibition of AR decreases cardiac stress. This data supported dose selection and advancement into a Phase 2/3 registrational trial for DbCM.

In September 2019, we initiated a Phase 3 registrational trial for AT-001 in DbCM called ARISE-HF. ARISE-HF is a global study, recruiting patients at sites in North America, Europe, Australia and Hong Kong. The primary endpoint of the trial is stabilization or decrease in slope of decline on functional capacity, as measured by peak VO2, the rate of oxygen consumption measured during exercise. We are also evaluating heart function by echocardiogram-based hemodynamic endpoints, progression to overt heart failure, and quality of life, as well as biomarkers of heart inflammation and damage. This trial consists of 675 patients in three cohorts of approximately 225 patients each, including a placebo group, a low dose AT-001 group (1,000mg twice daily) and a high dose AT-001 group (1,500mg twice daily). The trial treatment period for evaluation of the primary endpoint is 15 months, with additional endpoints evaluated at 27 months.

AT-001 for the Treatment of Diabetic Peripheral Neuropathy

Overview

We also intend to develop AT-001 for DPN, a debilitating neurodegenerative disease that significantly reduces patients’ quality of life, and for which there are currently no FDA-approved treatments. We expect this indication will require a standard clinical development path, and as such we plan to pursue a strategic partnership in order to expand into this indication. Since many patients with DbCM also have DPN, we are collecting proof-of-concept data through our DbCM program to support our efforts in our DPN program. We have included a DPN sub-study in our pivotal DbCM study.

Diagnosis and Current Standard of Care

DPN is diagnosed by a simple neurological assessment, usually the Toronto Neuropathy Scoring System, which is administered in the physician’s office and examines a patient’s ability to feel various types of neurological stimuli on the hands and feet. AR activity has been shown to cause DPN. Epalrestat, an ARI, is approved in Japan, China and India to prevent further neuronal degeneration in DPN patients. However, there are no disease modifying therapies approved in the United States and Europe, and only symptomatic medications, such as Lyrica, are approved for pain associated with DPN. Although epalrestat was approved in Japan in 1992 based on very limited clinical data that would not have been sufficient for other markets, more recent academic studies have demonstrated an effect on MNCV and symptomatic pain endpoints in a wide range of diabetic patients. For example, a multicenter, three-year Phase 3 clinical trial conducted in Japan on epalrestat 150 mg versus placebo demonstrated that epalrestat prevented progression of DPN in diabetic patients versus placebo. Epalrestat prevented degeneration of nerve function, as measured by MNCV, and prevented worsening of symptomatic pain. A statistically significant effect was demonstrated in all patients regardless of low or high levels of glucose attached to their hemoglobin, as tested by a hemoglobin A1C (HbA1C) test.

Epalrestat, which is now generic in Japan, reached peak sales of approximately $226 million in 2001. This is indicative of its widespread use in the Japanese diabetic population, which was approximately five million patients at the time of launch despite significant tolerability issues associated with use and five times daily dosing due to a very short half-life. We do not believe, however, that it is likely to be a candidate for further commercialization. Nevertheless, prior research on epalrestat evinces the role of AR in DPN and provides a clinical trial design to demonstrate efficacy in this indication.

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

Preclinical Studies

In preclinical studies, AT-001 prevented neuronal degeneration in animal models of DPN, as measured by MNCV in sciatic and tail nerves of diabetic rats. AT-001 treatment prevented peripheral neuronal damage, as measured by MNCV after six weeks of treatment. A dose-dependent reduction in neuronal dysfunction was observed in rats treated with AT-001, and treatment at 30 mg/kg of AT-001 completely prevented neuronal degeneration, with no statistical difference from non-diabetic WT rats.

Clinical Development

Since many DbCM patients often also suffer from DPN, we have incorporated DPN endpoints, such as MNCV, as a sub-study into our DbCM ARISE-HF pivotal study to provide additional proof-of-concept for AT-001 in DPN. We plan to seek a strategic partnership to develop AT-001 for treatment of DPN and advance the program into Phase 3 clinical trial for this indication.

AT-003 for the Treatment of Diabetic Retinopathy

Overview

We are developing AT-003, an ARI designed to cross through the back of the eye when dosed orally, which has demonstrated strong retinal penetrance, for the treatment of DR. DR is an ophthalmic disease that occurs in diabetic patients, and for which treatments are currently limited to intravitreal administration. DR has been linked to AR activity, including elevations in sorbitol and subsequent changes in retinal blood vessels, which distorts vision and leads to permanent blindness. We are currently in late stages of preclinical development and intend to advance AT-003 into a Phase 1 clinical trial for the treatment of DR in 2021.

Diagnosis and Current Standard of Care

DR is diagnosed by routine dilated eye exam by an ophthalmologist. Annual or biennial ophthalmic exams to screen for DR are a recommended standard of care for diabetic patients under current treatment guidelines. Vascular endothelial growth factor, or VEGF, inhibitors, Lucentis (ranibizumab) and Eylea (aflibercept), are approved to treat severe or late-stage DR, but are limited by high cost, the need for intravitreal injection into the eye and the lack of therapeutic benefit in many patients. A need exists for safe, effective and tolerable treatments for DR early in the disease process that provide a benefit to a wide range of patients. AR is an attractive target for DR drug development since AR activity is upstream of VEGF activity in DR pathogenesis. AR has been shown to cause DR by inducing hyperosmolarity in retinal cells due to elevated sorbitol, as well as through fructose-mediated detrimental downstream effects, such as AGE generation and PKC activation. AR knock-out rats are protected from DR development, and several prior ARIs demonstrated efficacy on DR endpoints in clinical trials, but were not approved due to dose-limiting safety concerns.

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

Preclinical Studies

AT-003 displayed significant retinal penetration when dosed orally in diabetic rats. AT-003 was observed to be well tolerated over a seven-day dosing period in all doses tested, up to 1,000 mg/kg daily, with no adverse effects observed. Efficacy of AT-003 is currently being explored in two animal models of DR — an ischemic injury model (acute damage) and chronic diabetic treatment model.

Clinical Development Plan

Similar to AT-001, we plan to explore the safety, tolerability, PK profile and biomarker effects of AT-003 in a Phase 1a/1b clinical trial in diabetic patients. Assuming positive data in this trial, we plan to initiate a pivotal Phase 2/3 clinical trial of AT-003 in patients with DR to prevent disease progression versus placebo, as measured by subjective metrics, including fluoroscein angiography and optical coherence tomography, which are scans used in the examination and management of retinal diseases.

Our Early-Stage PI3K Program

PI3 kinkases, or PI3K, are a family of membrane-based enzymes containing a catalytic subunit that exists in four different isoforms: alpha, beta, delta and gamma. PI3K triggers a signaling cascade that regulates cell proliferation and survival, and is constitutively activated in many tumor cell lines. Prior PI3K inhibitors were nonselective for subunit inhibition, and were plagued by tolerability and safety issues, such as hepatic toxicity, severe diarrhea and colitis, hyperglycemia and hypertension, which are believed to be due to inhibition of the alpha and beta subunits. Selective inhibition of certain PI3K subunits may be advantageous in targeting tumor cells and maximizing response, while avoiding dose-limiting side effects and tolerability issues. Using similar strategies to our ARI program, we have developed highly selective PI3K inhibitors that target the delta subunit, as well as dual delta/gamma selectivity.

AT-104 for the Treatment of Orphan Hematological Oncology

We expect to initially target orphan hematological oncology indications, including peripheral T-cell lymphoma, cutaneous T-cell lymphoma and T-cell acute lymphoblastic leukemia. We plan to initiate our clinical program in these indications in 2021. We are additionally developing selective alpha/gamma inhibitors to target solid tumors that constitutively express PI3K alpha.

Exclusive License Agreement with Columbia University

On October 26, 2016, we entered into a license agreement with Columbia University (the “2016 Columbia Agreement”). Pursuant to the 2016 Columbia Agreement, Columbia University granted us a royalty-bearing, sublicensable license that is exclusive with respect to certain patents, and non-exclusive with respect to certain know-how, in each case to develop, manufacture, and commercialize ARI products, including AT-001, AT-003 and AT-007. The license grant is worldwide with the exception of a single patent family covering AT-001 and AT-003 for which the license grant excludes China, Taiwan, Hong Kong and Macao. Under the 2016 Columbia Agreement, we are obligated to use commercially reasonable efforts to research, discover, develop and market licensed products for commercial sale in the licensed territory, and to comply with certain obligations to meet specified development and funding milestones within defined time periods. Columbia University retains the right to conduct, and grant third parties the right to conduct, non-clinical academic research using the licensed technology; provided that such research is not funded by a commercial entity or for-profit entity or results in rights granted to a commercial or for-profit entity. As the technology licensed to us under the 2016 Columbia Agreement was developed as a result of a U.S. government grant, the licenses granted to us under the agreement are subject to the terms of such grant, and to standard rights of the U.S. government under the Bayh-Dole Act, including the grant to the government of a non-exclusive, worldwide, freedom to operate license under any patents, and the requirement, absent a waiver, to manufacture products substantially in the United States.

As consideration for entering into the 2016 Columbia Agreement, we made a nominal upfront payment to Columbia University and, following the occurrence of certain trigger events, issued to Columbia University shares equal to 5% of our outstanding common stock on a fully diluted basis at the time of issuance. We will be required to make further payments to Columbia University of up to an aggregate of $1.3 million for the achievement of specified development and regulatory milestones, and up to an aggregate of $1.0 million for the achievement of a specified level of aggregate annual net sales, in each case in connection with products covered by the 2016 Columbia Agreement. We will also be required to pay tiered royalties to Columbia University in the low- to mid-single digit percentages on our, our affiliates’ and our sublicensees’ net sales of licensed products, subject to specified offsets and reductions. In addition, we are required to make specified annual minimum royalty payments to Columbia University in the mid six figures beginning on the 10th anniversary of the effective date of the agreement. As of the date of this Annual Report, we have not granted any sublicenses under the 2016 Columbia Agreement. However, if we sublicense the rights granted under the 2016 Columbia Agreement to one or more third parties, we will be required to pay to Columbia University a portion of the net sublicensing revenue received from such third parties, at percentages between 10% and 20%, depending on the stage of development at the time such revenue is received from such third parties.

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

The 2016 Columbia Agreement will terminate upon the expiration of all our royalty payment obligations in all countries. We may terminate the 2016 Columbia Agreement for convenience upon 90 days’ written notice to Columbia University. At its election, Columbia University may terminate the 2016 Columbia Agreement, or convert the licenses granted to us into non-exclusive, non-sublicensable licenses, in the case of (a) our uncured material breach upon 30 days’ written notice (which shall be extended to 90 days if we are diligently attempting to cure such material breach), (b) our failure to achieve the specified development and funding milestone events, or (c) our insolvency. The 2016 Columbia Agreement may not be assigned by us without Columbia University’s consent, except to any successor to all or substantially all of our business to which the 2016 Columbia Agreement relates and upon notice to Columbia University.

In January 2019, we entered into a second license agreement with Columbia University (the “2019 Columbia Agreement”). Pursuant to the 2019 Columbia Agreement, Columbia University granted us a royalty-bearing, sublicensable license that is exclusive with respect to certain patents, and non-exclusive with respect to certain know-how, in each case to develop, manufacture and commercialize PI3k inhibitor products. The license grant is worldwide. Under the 2019 Columbia Agreement, we are obligated to use commercially reasonable efforts to research, discover, develop and market licensed products for commercial sale in the licensed territory, and to comply with certain obligations to meet specified development and funding milestones within defined time periods. Columbia University retains the right to conduct, and grant third parties the right to conduct, non-clinical academic research using the licensed technology; provided that such research is not funded by a commercial entity or for-profit entity or results in rights granted to a commercial or for-profit entity. As consideration for entering into the 2019 Columbia Agreement, we made a nominal upfront payment to Columbia University. We will be required to make further payments to Columbia University of up to an aggregate of $1.3 million for the achievement of specified development and regulatory milestones, and up to an aggregate of $1.0 million for the achievement of a specified level of aggregate annual net sales, in each case in connection with products covered by the 2019 Columbia Agreement. We will also be required to pay tiered royalties to Columbia University in the low- to mid-single digit percentages on our, our affiliates’ and our sublicensees’ net sales of licensed products, subject to specified offsets and reductions. In addition, we are required to make specified annual minimum royalty payments to Columbia University, which is contingent upon the approval of the licensed products, in the mid-six figures beginning on the tenth anniversary of the effective date of the 2019 Columbia Agreement.

We have not granted any sublicenses under the 2019 Columbia Agreement. However, if we sublicense the rights granted under the 2019 Columbia Agreement to one or more third parties, it will be required to pay Columbia University a portion of the net sublicensing revenue received from such third parties, at percentages between 10% and 50%, depending on the stage of development at the time such revenue is received from such third parties. The 2019 Columbia Agreement will terminate upon the expiration of all our royalty payment obligations in all countries. We may terminate the 2019 Columbia Agreement for convenience upon 90 days’ written notice to Columbia University. At its election, Columbia University may terminate the 2019 Columbia Agreement, or convert the licenses granted to us into non-exclusive, non-sublicensable licenses, in the case of (a) our uncured material breach upon 30 days’ written notice (which shall be extended to 90 days if we are diligently attempting to cure such material breach), (b) our failure to achieve the specified development and funding milestone events, or (c) our insolvency.

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

On October 3, 2019, and in connection with the 2019 Columbia Agreement, we entered into a research services agreement (the “PI3k Columbia Research Agreement” and collectively with the 2016 Columbia Agreement, 2019 Columbia Agreement and 2019 Research Agreement, the “Columbia Agreements”) with Columbia University with the purpose of analyzing PI3k inhibitors for the treatment of lymphoid malignancies. The research service agreement has a term of 18 months from is effective date, provided that we can terminate the research service agreement without cause with at least 30 days prior written notice. Midway through the study period, we and Columbia University will review the results of all completed and in progress research and determine whether the research will continue. In consideration for the services performed by Columbia University, we will be required to pay $0.4 million to Columbia University for staffing, supplies and indirect costs.

License Agreement with University of Miami

On October 28, 2020, we entered into a license agreement (the “2020 Miami License Agreement”) with the University of Miami relating to certain technology that is co-owned by the University of Miami (UM), the University of Rochester (UR) and University College London (UCL). UM was granted an exclusive agency from UR and UCL to license each of their rights in the technology. Pursuant to the 2020 Miami License Agreement, UM, on behalf of itself and UR and UCL, granted us a royalty-bearing, sublicensable license that is exclusive with respect to certain patent applications and patents that may grant from the applications, and non-exclusive with respect to certain know-how, in each case to research, develop, make, have made, use, sell and import products for use in treating and/or detecting certain inherited neuropathies, in particular those caused by mutation in the sorbitol dehydrogenase (SORD) gene. The license grant is worldwide. Under the 2020 Miami License Agreement, we are obligated to use commercially reasonable efforts to develop, manufacture, market and sell licensed products in the licensed territory, and to comply with certain obligations to meet specified development milestones within defined time periods. UM retains for itself UR and UCL the right to use the licensed patent rights and licensed technology for their internal non-commercial educational, research and clinical patient care purposes, including in sponsored research and collaboration with commercial entities. As the technology licensed to us under the 2020 Miami License Agreement was developed as a result of a U.S. government grant, the licenses granted to us under the agreement are subject to the terms of such grant, and to standard rights of the U.S. government under the Bayh-Dole Act, including the grant to the government of a non-exclusive, worldwide, freedom to operate license under any patents, and the requirement, absent a waiver, to manufacture products substantially in the United States.

Under the terms of the 2020 Miami License Agreement, we are obligated to pay the University an up-front non-refundable license fee of $1.1 million, and a second non-refundable license fee of $0.5 million due on the first anniversary of the date of the license. We will be required to make further payments to UM of up to an aggregate $2.2 million for the achievement of specified patenting and development milestones, and up to an aggregate of $4.1 million for achievement of late stage regulatory milestones. We will also be required to pay royalties ranging from 0.88% - 5% on ours, our affiliates’ and our sublicensees’ net sales of licensed products. If we sublicense the rights granted under the 2020 Miami License Agreement to one or more third parties, we will be required to pay to UM a portion of the non-royalty sublicensing revenue received from such third parties ranging from 15% – 25%.

The 2020 Miami License Agreement terminates upon the expiration of all issued patents and filed patent applications or 10 years after the first commercial sale of the last product or process for which a royalty is due, unless earlier terminated.  In addition, the 2020 Miami License Agreement may be terminated by us at any time upon 60 days prior written notice to UM, and may be terminated by either us or UM upon material breach of an obligation if action to cure the breach is not initiated within 60 days of receipt of written notice.

On October 28, 2020, we entered into an option agreement with the University of Miami (the “2020 Miami Option Agreement”) concerning certain research activities and technology relating to SORD neuropathy that may be pursued and developed by UM. Under the 2020 Miami Option Agreement, if UM conducts such research activities, then UM is obligated to grant us certain option rights to access and use the research results and to obtain licenses to any associated patent rights upon us making specified payments to UM within specified time limits. If we elect to obtain option rights, we will be required to make payments to UM in the low-six figures to the low-seven figures, depending upon the rights we elect to obtain, and we will be obligated to make certain milestone payments in the high-six figures to mid-seven figures if UM conducts and completes certain research activities within specified time periods and we elect to receive rights to use the results of that research.

On December 14, 2020, we entered into a research agreement with the University of Miami (the “2020 Miami Research Agreement”), under which the University of Miami will conduct a research study relating to SORD neuropathy and deliver a final report on the study to us. The term of the research agreement is from December 14, 2020 through December 30, 2021. The consideration for the 2020 Miami Research Agreement was $0.3 million.

Sales and Marketing

In 2020, we initiated our process of building out our commercial infrastructure and have a hired a Chief Commercial Officer. We intend to continue to build a commercial infrastructure to support sales of our product candidates in the United States and select international markets. We expect to manage sales, marketing and distribution through internal resources and third party relationships. While we may commit significant financial and management resources to commercial activities, we will also consider collaborating with one or more pharmaceutical companies to enhance our commercial capabilities.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We depend on third party contract manufacturing organizations, or CMOs, for all of our requirements of raw materials, drug substance and drug product for our preclinical research and our clinical trials for AT-007, AT-001 and AT-003. We have not entered into long-term agreements with our current CMOs. We intend to continue to rely on CMOs for later-stage development and commercialization of our current products, as well as the development and commercialization of any other product candidates that we may identify. Although we rely on CMOs, we have personnel and third party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

We believe the synthesis of the drug substance for AT-007 and AT-001 are reliable and reproducible from readily available starting materials, and the synthetic routes are amenable to large-scale production and do not require unusual equipment or handling in the manufacturing process. We have obtained adequate supplies of the drug substance for AT-007 and AT-001 to satisfy our immediate clinical and preclinical demands.

Drug product formulation development for AT-007 and AT-001 are in progress. We have contracted with a third party manufacturer capable of both formulation development and drug product manufacturing through commercialization. We may identify a second drug product manufacturer in the future to add additional capacity and redundancy to our supply chain. In our completed Phase 1 SAD/MAD clinical trial of AT-001, we developed and utilized a rapid release capsule formulation filled with API powder. AT-007 is dosed as a powder in a capsule or a liquid suspension.

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

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

There are currently no therapies approved to treat DbCM. Sponsors of sodium-glucose cotransporter-2, or SGLT2, inhibitors are pursuing broad cardiovascular labels in type 2 diabetes patients, which may include a subset of DbCM patients as part of the larger diabetic population at risk for heart failure. Many of these programs are sponsored by large pharmaceutical companies with a strong presence in cardiology and metabolic disease. There have been prior studies demonstrating effectiveness in DbCM of off-label use of sildenafil, although we do not believe this represents a commercially viable competitive threat.

There are no disease modifying therapies approved to treat DPN outside of Japan, India and China. In these limited markets, epalrestat, another ARI, is approved to prevent worsening of DPN, and despite challenges in compliance due to frequent dosing three to five times daily, the drugs are generic and offer a low cost alternative. A more effective therapy with improved tolerability and dosing may offer an advantage. A re-formulation of proprietary crystalline epalrestat, BNV-222, is in development for DPN in Russia in a 12-month Phase 2/3 clinical trial, which completed enrollment in 2016, but has not yet reported any results.

There are several therapies approved to treat severe or late-stage forms of DR, or proliferative DR, such as diabetic macular edema and proliferative DR, including anti-VEGF therapies, Lucentis and Eylea, which represents approximately 20% of the larger DR population. There are currently no therapies approved to treat non-proliferative DR, an earlier stage of the disease upstream of vessel or capillary proliferation. However, there are significant additional clinical development efforts for other mechanistic interventions in early-stage or for non-proliferative DR.

Intellectual Property

Our intellectual property is critical to our business and we strive to protect it, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, new therapeutic approaches and potential indications, and other inventions that are important to our business. Our policy is to seek to protect our proprietary and intellectual property position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important for the development and implementation of our business. We also rely on the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how that is not patentable, we rely on confidentiality agreements to protect our interests. We require our employees, consultants and advisors to enter into confidentiality agreements prohibiting the disclosure of confidential information and requiring disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Our patent portfolio includes patents and patent applications that are exclusively licensed from Columbia University and patent applications that are owned by us. Our patent portfolio includes patents and patent applications that cover our product candidates AT-007, AT-001, AT-003 and AT-104, and the use of these candidates for therapeutic purposes in certain territories. Our proprietary technology has been developed primarily through relationships with academic research centers and contract research organizations.

For our product candidates, we will, in general, initially pursue patent protection covering compositions of matter and methods of use. Throughout the development of our product candidates, we seek to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through additional methods of use, process of making, formulation and dosing regimen-related claims.

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

Composition of Matter Patents

AT-007. We have exclusively licensed a patent family from Columbia University that includes two issued composition of matter patents and an issued method use of patent in the United States, and 33 issued patents in Europe and South Africa, that claim the composition of matter of and certain methods of use with respect to AT 007. In addition, we have pending patent applications in the United States, Europe, Japan, China, Canada, Australia, Russia,

Brazil, India, Israel, Mexico, New Zealand, Singapore, South Africa, and Hong Kong. The 20 year term of patents in this family runs through June 2037, absent any available patent term adjustments or extensions.

AT-001 and AT-003. As of February 9, 2021, we have exclusively licensed from Columbia University a patent family that includes four issued patents in the United States, 44 issued patents in Europe, Japan, Canada, and Australia, two pending applications in the United States and a pending application in Europe that claim the composition of matter of and certain methods of use with respect to AT-001 and AT-003. The 20-year term of the patents in this family runs through July 2031, absent any available patent term adjustments or extensions.

AT-104. We have exclusively licensed an early-stage patent family from Columbia University that currently includes patent applications in the United States, Europe, Australia, Brazil, Canada, China, India, Israel, Japan, Mexico, New Zealand, Russia, Singapore, South Africa, and Hong Kong, that claims the composition of matter of and certain methods of use with respect to AT-104. No patents have issued to date, but we expect that the 20-year term of any patents in this family that may issue will run through July 2038, absent any available patent term adjustments or extensions.

Methods for Treating Galactosemia

We own a family of patent applications that claims methods for treating galactosemia and preventing complications associated with galactosemia using AT-007 and other inhibitors of AR. This family currently includes pending patent application in the United States, Europe, Japan, Australia, Brazil, Canada, China, India, Israel, Mexico, New Zealand, Russia, Singapore, South Africa, and Hong Kong. No patents have issued to date, but we expect that the 20-year term of patents that do issue in this family will run through July 2038, absent any available patent term adjustments or extensions.

Methods for Treating SORD Deficiencies

We own a pending provisional application that claims methods for treating SORD deficiency using AT-007 and other inhibitors of AR. We plan to file an international patent application under the Patent Cooperation Treaty, or PCT, based on this provisional application before the applicable deadline. The 20-year term of any patents in this family that may issue will run through 2041, absent any available patent term adjustments or extensions.

Methods for Treating PMM2-CDG

We own a pending PCT patent application that claim methods for treating PMM2-CDG using AT-007 and other inhibitors of AR. We plan to file national stage applications in the United States, Europe, and other jurisdictions before the deadlines to file such applications. The 20-year term of any patents in this family that may issue will run through 2040, absent any available patent term adjustments or extensions.

We expect to file future patent applications on innovations that are developed in the course of advancing our pipeline through preclinical and clinical development.

Patent Term and Term Extensions

Individual patents have terms for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, the term of a U.S. patent can be extended to recapture a portion of the United States Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the restoration period cannot extend the patent term beyond 14 years from FDA approval. In addition, only one patent applicable to an approved drug is eligible for the extension, and only those claims covering the approved drug, a method for using it, or a method of manufacturing may be extended. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. All taxes, annuities or maintenance fees for a patent, as required by the USPTO and various foreign jurisdictions, must be timely paid in order for the patent to remain in force during this period of time.

The actual protection afforded by a patent may vary on a product by product basis, from country to country, and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions and the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Trademarks and Know-How

In connection with the ongoing development and advancement of our products and services in the United States and various international jurisdictions, we seek to create protection for our marks and enhance their value by pursuing trademarks and service marks where available and when appropriate. In addition to patent and trademark protection, we rely upon know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by using confidentiality agreements with our commercial partners, collaborators, employees and consultants, and invention assignment agreements with our employees and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed by our employees and through relationships with third parties. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our contractors, commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For more information, see the section titled “Risk Factors — Risks Related to Our Intellectual Property.”

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

The process required by the FDA before a drug may be marketed in the United States generally involves:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
●	performance of adequate and well-controlled clinical trials, in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for each indication;
●	submission to the FDA of an NDA for marketing approval, which must include data from preclinical testing and clinical trials;
●	satisfactory completion of an FDA advisory committee review, if applicable;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
●	satisfactory completion of an FDA inspection of selected clinical sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of user fees; and
●	FDA review and approval of the NDA.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the drug typically is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the safety and efficacy of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP requirements.

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

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

If the FDA approves a sponsor’s marketing application for a designated orphan drug for use in the rare disease or condition for which it was designated, the sponsor is eligible for a seven-year period of marketing exclusivity, during which the FDA may not approve another sponsor’s marketing application for a drug with the same active moiety and intended for the same use or indication as the approved orphan drug, except in limited circumstances, such as if a subsequent sponsor demonstrates its product is clinically superior. During a sponsor’s orphan drug exclusivity period, competitors, however, may receive approval for drugs with different active moieties for the same indication as the approved orphan drug, or for drugs with the same active moiety as the approved orphan drug, but for different indications. Orphan drug exclusivity could block the approval of one of our product candidates for seven years if a competitor obtains approval for a drug with the same active moiety intended for the same indication before we do, unless we are able to demonstrate that grounds for withdrawal of the orphan drug exclusivity exist, such as that our product is clinically superior. Further, if a designated orphan drug receives marketing approval for an indication broader than the rare disease or condition for which it received orphan drug designation, it may not be entitled to exclusivity.

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

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted. The FDA may do so if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA may give a priority review designation to drugs that are designed to treat serious conditions, and if approved, would provide a significant improvement in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the current PDUFA agreement, these six and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

Rare pediatric disease, or RPD, designation by the FDA enables priority review voucher, or PRV, eligibility upon U.S. market approval of a designated drug for rare pediatric diseases. The RPD-PRV program is intended to encourage development of therapies to prevent and treat rare pediatric diseases. The voucher, which is awarded upon NDA or Biologics License Application, or BLA, approval to the sponsor of a designated RPD can be sold or transferred to another entity and used by the holder to receive priority review for a future NDA or BLA submission, which reduces the FDA review time of such future submission from ten to six months.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval. To qualify, the FDA must determine that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Breakthrough therapy designation is for a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Post-Approval Requirements

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

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements.

Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other regulatory requirements.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, problems with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label, although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications. The FDA and other agencies actively enforce the laws and regulations prohibiting their promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant civil, criminal and administrative liability.

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

Federal and State Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws may impact, among other things, our current and future business operations, including our clinical research activities and proposed sales, marketing and education programs and constrain the business or financial arrangements and relationships with healthcare providers and other parties through which we may market, sell and distribute any products for which we obtain marketing approval. These laws include anti-kickback and false claims laws and regulations, data privacy and security, and transparency laws and regulations, including, without limitation, those laws described below.

The federal Anti-Kickback Statute prohibits any person or entity from, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or the civil monetary penalties laws.

Federal civil and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, which can be enforced by individuals through civil whistleblower or qui tam actions, prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities, which include certain healthcare providers, healthcare clearinghouses and health plans, that create, receive, maintain or transmit individually identifiable health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which are not pre-empted by HIPAA, differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Because of the breadth of these laws and the narrowness of available statutory exceptions and regulatory safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant criminal, civil and administrative penalties including damages, fines, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, implementation of corporate compliance programs, reporting of payments or transfers of value to healthcare professionals, and additional data privacy and security requirements.

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

Third party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for products. For example, federal and state governments reimburse products at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of products. Third party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Third party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of products, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third party payor reimbursement may not be available to enable us to realize an appropriate return on our investment in product development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our product candidates, if approved, or exclusion of our product candidates from coverage and reimbursement. The cost containment measures that third party payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates.

Healthcare Reform

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates. The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates profitably, if approved. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts, which include major legislative initiatives to reduce the cost of care through changes in the healthcare system, including limits on the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded healthcare programs, and increased governmental control of drug pricing.

There have been several U.S. government initiatives over the past few years to fund and incentivize certain comparative effectiveness research, including creation of the Patient-Centered Outcomes Research Institute under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of

2010, or collectively the PPACA. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates.

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

In addition to these provisions, the Affordable Care Act established a number of bodies whose work may have a future impact on the market for certain pharmaceutical products. These include the Patient-Centered Outcomes Research Institute, established to oversee, identify priorities in, and conduct comparative clinical effectiveness research and the Center for Medicare and Medicaid Innovation within the Centers for Medicare and Medicaid Services, to test innovative payment and service delivery models to lower Medicare and Medicaid spending. At this time, we are unsure of the full impact that the PPACA will have on our business.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA and we expect such challenges and amendments to continue. Former President Trump implemented certain directives designed to delay the implementation of certain PPACA provisions or otherwise circumvent requirements for health insurance mandated by the PPACA, while Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of the PPACA have been signed into law. For example, the Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 19, 2020, Former President Trump signed a bill that repealed the PPACA’s so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the lower court decision, which was then appealed to the U.S. Supreme Court. The U.S. Supreme Court heard arguments in the case in November 2020 and a decision is expected during the current Supreme Court term in 2021. It is unclear how these decisions, subsequent decisions and appeals, and other efforts to repeal and replace the PPACA will impact the PPACA.

Further, there has been increasing legislative, executive branch, and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. With respect to executive branch actions, the former Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has implemented some of these measures under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs, beginning January 1, 2020. Although a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. It is unclear whether such measures will be acted, and enacted, what effect they would have on our business.

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

Facilities

We are currently in a five-year lease for the space for our principal executive offices in New York, New York and a three-year lease for the offices in Englewood Cliffs, New Jersey. We believe that our facilities are adequate to meet our current needs.

Employees and Human Capital Resources

Investing in, developing, and maintaining human capital is critical to our success. As of December 31, 2020, we had 24 full-time employees, nine of whom were primarily engaged in research and development activities. A total of ten employees have an M.D. or Ph.D. degree. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion and compensation and pay equity. None of our employees are represented by a labor union and we consider our employee relations to be good.

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees and advisors. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel and increase our success and stockholder value thereby.

The success of our business is fundamentally connected to the well-being of our employees. Accordingly, we are committed to their health, safety and wellness. In response to the Covid-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and which comply with government regulations. This included implementing a work-from-home policy for all employees and restricting on-site activities to certain chemical, manufacturing and control (CMC) and clinical trial activities.

Information About Our Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position(s)
Executive Officers
Shoshana Shendelman, Ph.D.	42	President, Chief Executive Officer and Chair of the Board of Directors

Riccardo Perfetti, M.D., Ph.D.	61	Chief Medical Officer

Charles Silberstein, M.D.	50	Chief Financial Officer

Adam Hansard	45	Chief Commercial Officer

Shoshana Shendelman, Ph.D., age 42, is our founder and has served as our President and Chief Executive Officer and as chair of our board of directors since January 2016. Prior to founding our company, she founded Clearpoint Strategy Group LLC, a boutique life sciences consulting firm, where she served as the Managing Director from July 2012 to December 2016, and served as a Senior Advisor from January 2017 to December 2018. Prior to that, she served as a scientific consultant and analyst at Bridge Scientific Consulting LLC. Dr. Shendelman received her B.S. in biochemistry from Brandeis University and a Ph.D. in Cellular, Molecular and Biophysical Studies (CMBS) from Columbia University Vagelos College of Physicians and Surgeons. We believe that Dr. Shendelman’s extensive knowledge of our company as founder, President and Chief Executive Officer and her management background and experience in the healthcare industry qualifies her to serve on our board of directors.

Riccardo Perfetti, M.D., Ph.D., age 61, has served as our Chief Medical Officer since August 2018. Prior to joining us, Dr. Perfetti served as a Senior Medical Officer, Vice President and Head of Global Medical Affairs, Diabetes and Cardiovascular Business Unit at Sanofi S.A., a publicly traded pharmaceutical company from October 2007 to September 2018. Prior to joining Sanofi, Dr. Perfetti served in various roles at Amgen Inc., a publicly traded biopharmaceutical company, including as a Director and Global Development Leader in diabetes, obesity, metabolism and endocrinology from December 2004 to August 2007. Dr. Perfetti was previously an associate professor of medicine at University of California in Los Angeles and a professor of medicine at the National Institutes of Health, or NIH. Dr. Perfetti practiced as an endocrinologist at Cedars-Sinai Medical Center and also served as Director of the Diabetes Research Laboratory and Director of the Outpatient Diabetes Program. Dr. Perfetti received his M.D. and Ph.D. in Endocrinology from University La Sapienza in Rome, Italy and received post-graduate training in endocrinology and molecular biology at NIH.

Charles Silberstein, MD, age 50, has served as our Chief Financial Officer since May 2020. Prior to joining us, he served as the Senior Vice President of Corporate Business Development at Allergan plc, a pharmaceutical company, from May 2018 to May 2020. Prior to Allergan, he served as Executive Director, Senior healthcare analyst for J.P. Morgan Asset Management from January 2015 to March 2018. From January 2006 to December 2014, Dr. Silberstein served as Senior Healthcare Analyst at The Boston Company Asset Management, LLC. Prior, he served as Healthcare Analyst at Goldman Sachs Asset Management for its growth products from 2000 to 2005. Dr. Silberstein holds a Charted Financial Analyst designation. Dr. Silberstein received a Master of Business Administration in finance from Columbia University and a Doctor of Medicine, from the Albert Einstein College of Medicine.

Adam Hansard, age 45, has served as our Chief Commercial Officer since March 2020. Prior to joining us, he was Senior Director of New Product Strategy at Alexion Pharmaceuticals, a biopharmaceutical company, from March 2019 to February 2020. From February 2018 to March 2019, he was Vice President of Business Operations at Syntimmune, a clinical-stage biotech purchased by Alexion in Nov. 2018. From January 2012 to March 2018, Mr.

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

We maintain a website at www.appliedtherapeutics.com. The contents of our website are not incorporated in, or otherwise to be regarded as part of this Annual Report. Unless the context otherwise requires, the terms, “Applied Therapeutics,” the “Company,” “we,” “us,” “our” and the “ registrant” refer to Applied Therapeutics, Inc.

Investors and others should note that we announce material financial information to our investors using our investor relations website (http://ir.appliedtherapeutics.com), SEC filings, press releases, public conference calls and webcasts.

ITEM 1A.         RISK FACTORS.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks described below, together with other information appearing elsewhere in this Annual Report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment.

Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

Risk Factor Summary

The following is a summary of the risk factors included in this Item 1A and is qualified entirely by the disclosure included in the rest of this Item 1A:

Risks Related to Our Financial Position and Capital Needs

●	We have incurred and expect to continue to incur substantial operating losses and our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
●	Our operating history makes evaluating our business and future viability more difficult.
●	We will require substantial additional funding to finance our operations, and may suffer consequences to our development programs upon failure to do so.
●	Raising additional capital may cause adverse effects.

Risks Related to the Development and Commercialization of Our Product Candidates

●	Our success is substantially dependent on the successful clinical development, regulatory approval and commercialization of our product candidates and may be adversely affected upon failure to do so.
●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and our results may not be sufficient for the necessary regulatory approvals.
●	Clinical drug development involves a lengthy and expensive process and the development of additional product candidates is risky and uncertain.
●	We may be unable to obtain/maintain or receive the benefits of regulatory approval, rare pediatric disease designation/exclusivity, accelerated registration pathways, breakthrough therapy designations or fast track designations for our product candidates, as applicable.
●	Clinical trials are expensive, time consuming and subject to factors outside our control.
●	Our product candidates may cause undesirable side effects, affecting regulatory approval, commercial potential or result in significant negative consequences following any potential marketing approval.
●	Interim, “top line” and preliminary data from our clinical trials may be subject to change.
●	The market opportunities for our product candidates may be smaller than we believe or approval we obtain may narrow our patient population.
●	We may face substantial competition.
●	We may face risks related to strategic collaborations to develop our product candidates
●	Our product candidates may fail to achieve market acceptance necessary for commercial success.
●	We may face risks related to any potential international operations.
●	We may be adversely affected by product liability lawsuits.
●	Our insurance policies may be inadequate and potentially expose us to unrecoverable risks.

Risks Related to Regulatory Compliance

●	We are subject to healthcare laws and regulations, which carry substantial penalties for noncompliance.
●	Coverage and adequate reimbursement may not be available for our product candidates.
●	Healthcare reform measures may have a negative impact on our business and results of operations.

Risks Related to Our Dependence on Third Parties

●	Third-parties may conduct our preclinical studies and clinical trials in an unsatisfactory manner.
●	We intend to rely on third parties to produce supplies of our product candidates.
●	We and our third-party affiliates are subject to environmental, health and safety laws and regulations.

Risks Related to Our Intellectual Property

●	Breaches of our license agreements may result in the adverse effects to our ability to continue the development and commercialization of our product candidates.
●	Insufficient patent protection could allow our competitors to develop and commercialize products and technology similar or identical to ours.
●	Obtaining and maintaining our patent rights is expensive, complicated and labor intensive and patent terms may be inadequate to protect our competitive position on our product candidates.
●	We may be subject to claims alleging violations of intellectual property rights.
●	Changes in patent law could impair our ability to protect our product candidates.
●	We may be unable to protect our intellectual property rights.
●	Intellectual property rights do not necessarily address all potential threats to our business.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

●	We are highly dependent on the services of our current executive officers.
●	We may experience difficulties resulting from the expansion of our organization.
●	We may be subject to security breaches in our information technology systems.
●	Our employees and the third-parties we deal with may engage in misconduct or improper activities.
●	Our business may be adversely affected by the corona-virus outbreak.

Risks Related to Ownership of Our Common Stock

●	The market price of our common stock may be volatile and fluctuate substantially.
●	Concentration of stock ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
●	We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

General Risk Factors

●	We may be affected by unfavorable research or reports.
●	We may use our cash and cash equivalents ineffectively or in ways with which you do not agree.
●We are subject to risks as an “emerging growth company” and a public company.
●	We may avail ourselves of defensive and forum selection provisions in our governing documents and under Delaware law.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $94.0 million and $45.5 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $160.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2020, our cash, cash equivalents and marketable securities was $96.8 million. On February 17, 2021, we completed the February Offering, resulting in aggregate net proceeds of approximately $74.3 million, after deducting underwriting discounts and commissions and estimated offering expenses. Based on our current operating and research and development plans, we believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2020, along with the proceeds of the February Offering will be sufficient to fund our projected operations through at least the next 12 months from the date the financial statements were issued. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

In addition, our ability to access additional capital may be affected by overall macroeconomic trends, including rising interest rates, which could cause the price of our common stock to fluctuate significantly and/or decline. As a result, adequate additional financing may not be available to us when needed or on attractive terms. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or altogether terminate our research and development programs or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders and restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, including through the Equity Distribution Agreement (as defined below), third party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2019 and 2020.

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

All of our current product candidates that have proceeded to clinical trials target inhibition of the aldose reductase enzyme. There are no currently approved aldose reductase inhibitors on the market outside of Japan, India and China, and there can be no assurance that aldose reductase inhibitors will ever receive regulatory approval in all other countries, including the United States. Prior attempts to inhibit this enzyme were hindered by nonselective, nonspecific inhibition, which resulted in limited efficacy and significant off-target safety effects. Our current product candidates, including AT-007, AT-001 and AT-003, may face similar or different challenges that prevent their successful commercialization.

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

Even if any product candidates receive marketing approval, they may fail to gain market acceptance by physicians, patients, third party payors and others in the medical community. If such product candidates do not achieve an adequate level of acceptance, we may not generate significant drug revenue and may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

●	the convenience and ease of administration compared to alternative treatments and therapies;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the efficacy and potential advantages compared to alternative treatments and therapies;
●	the effectiveness of sales and marketing efforts;
●	the strength of our relationships with patient communities;
●	the cost of treatment in relation to alternative treatments and therapies, including any similar generic treatments;
●	our ability to offer such drug for sale at competitive prices;
●	the strength of marketing and distribution support;
●	the availability of third party coverage and adequate reimbursement;
●	the prevalence and severity of any side effects; and
●	any restrictions on the use of the drug together with other medications.

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

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to executive, judicial and Congressional challenges. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, then-President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA-qualified health plans and health insurance issuers under the PPACA adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. On December 18, 2019, a three-judge panel of the U.S. Court of Appeals for the 5th Circuit issued a decision on the appeal of that ruling, holding that the individual mandate is unconstitutional and remanding the case to the Texas District Court Judge to consider certain questions. It is unclear how these decisions, subsequent decisions and appeals, and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement may have on our business and the potential profitability of our product candidates.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. While some of the proposed measures will require authorization through additional legislation to become effective, the U.S. Congress have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. On September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Act of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices, which would restructure the Medicare Part D benefit, modify payment methodologies for certain drugs and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require the U.S. Department of Health and Human Services (HHS) to directly negotiate drug prices with manufacturers. It is unclear whether either of these bills will make it through both chambers and be signed into law, and, if either is enacted, what effect it would have on our business. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

●	inability to meet our product specifications and quality requirements consistently;
●	delay or inability to procure or expand sufficient manufacturing capacity;
●	issues related to scale-up of manufacturing;
●	costs and validation of new equipment and facilities required for scale-up;
●	our third party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;

●	our third party manufacturers may fail to comply with cGMP requirements and other inspections by the FDA or other comparable regulatory authorities;
●	our inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
●	breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
●	reliance on single sources for drug components;
●	lack of qualified backup suppliers for those components that are currently purchased from a sole or single-source supplier;
●	our third party manufacturers may not devote sufficient resources to our product candidates;
●	we may not own, or may have to share, the intellectual property rights to any improvements made by our third party manufacturers in the manufacturing process for our product candidates;
●	operations of our third party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
●	carrier disruptions or increased costs that are beyond our control.

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

If we fail to meet our obligations under either Columbia Agreement in any material respect and fail to cure such breach in a timely fashion, then Columbia University may terminate such Columbia Agreement. If either Columbia Agreement is terminated, and we lose our intellectual property rights under such Columbia Agreement, this may result in complete termination of our product development and any commercialization efforts for the product candidates that are subject to such agreement, including AT-007, AT-001, AT-003 and AT-104. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under each Columbia Agreement, we may not be able to do so in a timely manner, at an acceptable cost or at all.

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

Given the amount of time required for the development, testing and regulatory review of product candidates such as AT-007, AT-001, and AT-003, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent; provided that the patent is not enforceable for more than 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case.

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

As of December 31, 2020, we had 24 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted remote working arrangements as a result of the Covid-19 pandemic. Improper or inadvertent employee behavior, including data privacy breaches by employees, contractors and others with permitted access to our systems, may also pose a risk that sensitive data may be exposed to unauthorized persons or to the public. If a system failure or security breach occurs and interrupts our operations or the operations at one of our third-party vendors, it could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or reputation or result in legal or regulatory proceedings.

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

Our business may be adversely affected by the coronavirus outbreak.

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

The market price of our common stock is likely to be volatile. The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased it. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, the market price for our common stock may be influenced by the following:

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

Based upon shares of our common stock outstanding as of December 31, 2020, and after giving effect to the February Offering, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 32.6% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2020, we had outstanding 22,493,661 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the future.

We further have registered all shares of common stock that we may issue in the future or have issued to date under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and certain lock-up agreements. Sales of a large number of the shares issued under these plans in the public market could have an adverse effect on the market price of our common stock.

General Risk Factors

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

Our governing documents designate certain courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

In addition, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are, to the fullest extent permitted by law, the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find an exclusive-forum provision in our amended and restated certificate of incorporation or our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.         PROPERTIES.

Our corporate headquarters are located at 545 Fifth Ave, Suite 1400, New York, NY 10017 where we lease office space pursuant to a lease agreement that commenced on October 31, 2019 and expires on October 31, 2024. We also occupy space for offices in Englewood Cliffs, New Jersey pursuant to a lease which commenced on November 1,

2020 for a three year period. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3.         LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, and we are not aware of any material claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business, the resolution of which we do not anticipate would have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 4.         MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On May 16, 2019, our common stock began trading on the Nasdaq Global Market under the symbol “APLT.” Prior to that time, there was no public market for our common stock.

Stockholders

As of December 31, 2020, there were 23 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street names by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

In February 2021, we issued 27,855 shares of our common stock in an exercise of warrants issued in March 2017.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

ITEM 6.         SELECTED FINANCIAL DATA.

The following tables set forth our selected statement of operations data for the years ended December 31, 2020 2019, and our selected balance sheet data as of December 31, 2020 and 2019, all of which have been derived from our financial statements appearing elsewhere in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. You should read the following selected financial data together with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report. The selected financial data included in this section are not intended to replace the financial statements and are qualified in their entirety by the financial statements and the related notes included elsewhere in this Annual Report.

	Years Ended
	December 31,
(in thousands, except share and per share data)	2020	2019
Summary of Operations Data:
Operating expenses:
Research and development	$61,788	$32,350
General and administrative	32,678	13,232
Total operating expenses	94,466	45,582
Loss from operations	(94,466)	(45,582)
Other income (expense), net:
Interest income (expense), net	559	93
Other expense	(54)	(24)
Total other income (expense), net	505	69
Net loss	$(93,961)	$(45,513)
Net loss per share: basic and diluted(1)	$(4.28)	$(3.55)
Weighted-average shares used in computing net loss per share: basic and diluted(1)	21,966,326	12,831,221

(1)	See Notes 1 and 13 to our financial statements included elsewhere in this Annual Report for an explanation of the calculations of our basic and diluted net loss per share and the weighted-average number of shares used in the computation of the per share amounts.

	As of
	December 31,
(in thousands)	2020	2019
Balance Sheet Data:
Cash and cash equivalents	$57,466	$18,850
Investments	39,363	20,004
Working capital	81,358	32,056
Total assets	104,506	48,389
Accumulated deficit	(160,731)	(66,770)
Total stockholders’ (deficit) equity	81,939	32,607

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by these forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel product candidates against validated molecular targets in indications of high unmet medical need. We focus on molecules and pathways whose role in the disease process is well known based on prior research, but have previously failed to yield successful products due to poor efficacy and tolerability. Our unique approach to drug development leverages recent technological advances to design improved drugs, employs early use of biomarkers to confirm biological activity and focuses on abbreviated regulatory pathways. Our first molecular target is aldose reductase, or AR, an enzyme that converts glucose to sorbitol under oxidative stress conditions, and is implicated in multiple diseases. Prior attempts to inhibit this enzyme were hindered by nonselective, nonspecific inhibition, which resulted in limited efficacy and significant off-target safety effects. The detrimental consequences of AR activation have been well established by decades of prior research. Our AR program currently includes three small molecules, which are all potent and selective inhibitors of AR, but are engineered to have unique tissue permeability profiles to target different disease states, including diabetic complications, heart disease and rare metabolic diseases. Using similar strategies to our ARI program, we have also developed a program targeting selective inhibition of phosphatidylinositol 3-kinase, or PI3K, subunits, which has produced an early-stage oncology pipeline. The result of this unique multifaceted approach to drug development is a portfolio of highly specific and selective product candidates that we believe are significantly de-risked and can move quickly through the development process.

AT-007 is a novel central nervous system, or CNS, penetrant ARI that we are developing for the treatment of rare metabolic diseases, including galactosemia, a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of galactosemia. We have completed an adult study in healthy volunteers and galactosemia patients, demonstrating that AT-007 is safe and well tolerated, and significantly reduces plasma galactitol levels vs. placebo. Galactitol is a toxic metabolite of galactose, which is formed in galactosemia patients by aberrant activity of aldose reductase when galactose is present at high levels. A pediatric study is underway in children with galactosemia, assessing the impact of AT-007 vs. placebo on safety, biomarker reduction of galactitol, and long-term functional outcomes.

AT-007 is also being studied in a rare disease caused by Sorbitol Dehydrogenase deficiency, called SORD deficiency. Aldose Reductase is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by Sorbitol Dehydrogenase, which converts sorbitol to fructose. Patients with SORD deficiency accumulate very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which results in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in drosophila and cell models of SORD deficiency demonstrates that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. Preclinical studies on AT-007 have demonstrated significant reduction in sorbitol levels in fibroblasts from SORD deficient patients. We plan to initiate clinical development in SORD deficiency in 2021. We are in the process of discussing regulatory requirements for approval in SORD deficiency and plan to advance AT-007 towards registration for this indication.

We also plan to initiate a clinical development program on AT-007 in another pediatric rare disease, called PMM2-CDG in 2021. PMM2-CDG is a glycosylation disorder caused by deficiencies in the enzyme phosphomannomutase 2, which leads to CNS symptoms similar to galactosemia, including low IQ, tremor, and speech and motor problems. Aldose Reductase is over-activated in this disease as a compensatory consequence of PMM2 deficiency, and a CNS penetrant ARI may be a compelling clinical option. Initial data in fibroblast cell lines derived from PMM2-CDG patients demonstrates that AT-007 treatment increases phosphomannomutase 2 activity. The FDA has granted pediatric rare disease designation and orphan designation for AT-007 in PMM2-CDG. Design of the pediatric PMM2-CDG clinical trial is underway, and we expect to initiate a clinical trial in 2021 and advance clinical development for this indication.

AT-001 is a novel ARI with broad systemic exposure and peripheral nerve permeability that we are developing for the treatment of diabetic cardiomyopathy, or DbCM, a fatal fibrosis of the heart, for which no treatments are available. We completed a Phase 1/2 clinical trial evaluating AT-001 in approximately 120 patients with type 2 diabetes, in which no drug-related adverse effects or tolerability issues were observed. In September 2019, we announced the initiation of a Phase 3 registrational trial of AT-001 in DbCM. The study, called ARISE-HF, is designed to evaluate AT-001’s ability to improve or prevent the decline of functional capacity in patients with DbCM at high risk of progression to overt heart failure. Although we did experience enrollment delays in 2020 associated with the Covid-19 pandemic, modifications were made to the trial to include additional sites and geographies to address Covid-19-related issues. We expect the study to be fully enrolled in 2021.

AT-003 is a novel ARI designed to cross through the back of the eye when dosed orally, and has demonstrated strong retinal penetrance, for the treatment of diabetic retinopathy, or DR. DR is an ophthalmic disease that occurs in diabetic patients and for which treatments are currently limited to high-cost biologics requiring intravitreal administration. DR has been linked to AR activity, including elevations in sorbitol and subsequent changes in retinal blood vessels, which distorts vision and leads to permanent blindness. We are currently in late stages of preclinical development and intend to advance AT-003 into a Phase 1 clinical trial in 2021.

AT-104 is a dual selective PI3K inhibitor in preclinical development for T Cell Acute Lymphoblastic Leukemia (T-ALL). AT-104 has demonstrated significant benefit in both in vitro and in vivo models of T-ALL. In September 2020 we received pediatric rare disease designation for AT-104 in T-ALL.

As we advance our product candidates forward in additional indications, such as SORD deficiency, PMM2-CDG and retinopathy, we anticipate potential moderate growth in our clinical development and operations teams to support the additional clinical trials, as well as addition of a medical affairs team to support the late stage indications and preparations for commercialization.

In March 2020, we hired a Chief Commercial Officer, and build-out of commercial infrastructure commenced.  As such, we expect commercial expenditures to continue to increase in 2020 as we prepare for potential galactosemia commercial launch, including additional costs related to marketing, market access, market research and sales and forecasting, as well as an increase in compensation expense related to several new hires in connection with the build-out.

Since inception in 2016, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue.

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $94.0 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $160.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company that we did not previously incur or had previously incurred at lower rates as a private company, including significant legal, accounting, investor relations and other expenses. As of December 31, 2020, we had cash and cash equivalents and short-term investments of $96.8 million.

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

February 2021 Secondary Public Offering

In February 2021, we issued and sold 3,000,000 shares of common stock at a public offering price of $23.00 per share, with an additional 450,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares in the February Offering. We received aggregate net proceeds, net of underwriting discounts and commissions and offering costs of $74.3 million.

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

Research and development costs also include costs incurred in connection with certain licensing arrangements. Before a compound receives regulatory approval, we record upfront and milestone payments made by us to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval, we will record any milestone payments in Identifiable intangible assets, less accumulated amortization and, unless the asset is determined to have an indefinite life, we amortize the payments on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue clinical development for our product candidates and continue to discover and develop additional product candidates. If any of our product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Historically, we have incurred research and development expenses that primarily relate to the development of AT-007, AT-001 and our ARI program. As we advance our product candidates, we expect to allocate our direct external research and development costs across each of the indications or product candidates.

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

Other Income (Expense), Net

Other income (expense), net consists of interest income (expense), net, and other income (expense), net. Interest income (expense), net consists primarily of our interest income on our cash and cash equivalents and marketable securities. Other income (expense), net consists primarily of realized gains and losses on sales of marketable securities.

Results of Operations

The following table summarizes our results of operations:

	Years Ended

	December 31,
(in thousands)	2020	2019
Operating expenses:
Research and development	$61,788	$32,350
General and administrative	32,678	13,232
Total operating expenses	94,466	45,582
Loss from operations	(94,466)	(45,582)
Other income (expense), net:
Interest income (expense), net	559	93
Other income (expense)	(54)	(24)
Other income (expense), net	505	69
Net loss	$(93,961)	$(45,513)

Research and Development Expenses

The following table summarizes our research and development expenses:

	Year Ended
	December 31,
(in thousands)	2020	2019	Increase
Clinical and pre-clinical	$28,736	$17,436	$11,300
Drug manufacturing and formulation	24,424	9,069	15,355
Personnel expenses	3,351	2,728	623
Stock-based compensation	2,580	2,762	(182)
Regulatory and other	2,697	355	2,342
Total research and development expenses	$61,788	$32,350	$29,438

Research and development expenses for the year ended December 31, 2020 were $61.8 million, compared to $32.4 million for the year ended December 31, 2019. The increase of approximately $29.4 million was primarily related to:

●	an increase in clinical and pre-clinical expense of $11.3 million, primarily related to the progression of the AT-007 ACTION-Galactosemia adult extension and the AT-001 Phase 3 ARISE-HF clinical studies, as well as the commencement and progression of the AT-007 ACTION-Galactosemia Kids pediatric registrational study;
●	an increase in drug manufacturing and formulation expenses of $15.4 million primarily related to the commencement of the 2020 manufacturing campaigns and the associated raw material deliveries and AT-007 and AT-001 drug product batch releases;
●	an increase in personnel expenses of $0.6 million due to the increase in headcount in support of our clinical program pipeline;
●	a decrease in stock-based compensation of $0.2 million due to the stock option modification expense recognized during the year ended December 31, 2019 for the acceleration of certain options vesting following the IPO; offset by an increase in expense recognized during the year ended December 31, 2020 due to new stock option and restricted stock grants; and
●	an increase of regulatory and other expenses of $2.3 million primarily related to the UM license fees and increased clinical consulting fees recognized during the year ended December 31, 2020.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Year Ended
	December 31,
(in thousands)	2020	2019	Increase
Legal and professional fees	$8,451	$4,397	$4,054
Commercial expenses	5,746	—	5,746
Personnel expenses	5,651	1,462	4,189
Stock-based compensation	5,446	3,409	2,037
Insurance expenses	3,764	1,993	1,771
Other expenses	3,620	1,971	1,649
Total general and administrative expenses	$32,678	$13,232	$19,446

General and administrative expenses were $32.7 million for the year ended December 31, 2020, compared to $13.2 million for the year ended December 31, 2019. The increase of approximately $19.4 million was primarily related to:

●	an increase in professional and legal fees of $4.1 million due to increased operations and costs associated with being a public company for a full year;
●	an increase of $5.7 million related to the establishment of a commercial department;
●	an increase in personnel expenses of $4.2 million and an increase in stock-based compensation of $2.0 million due to an increase in headcount;
●	an increase of insurance expenses of $1.8 million related to increased D&O insurance costs; and
●	an increase in other expenses of $1.6 million, primarily relating to increased costs of rent and other office expenses.

Other Income (Expense), Net

Other income (expense), net was income of approximately $0.5 million for the year ended December 31, 2020, compared to income of $69,000 for the year ended December 31, 2019. The increase was primarily related to interest income earned on marketable securities.

Liquidity and Capital Resources

Since our inception through December 31, 2020, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We expect our existing cash and cash equivalents and short-term investments of $96.8 million as of December 31, 2020, along with the net proceeds of approximately $74.3 million raised in the February Offering will be sufficient to fund our operating expenses and capital expenditure requirements for at least one year from the date of this Annual Report.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended
	December 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(78,209)	$(36,307)
Net cash used in investing activities	(19,469)	(20,006)
Net cash provided by financing activities	136,294	56,415
Net increase (decrease) in cash and cash equivalents	$38,616	$102

Operating Activities

During the year ended December 31, 2020, operating activities used cash of $78.2 million, primarily comprising cash research and development spending, related to increased clinical and pre-clinical activities, drug manufacturing and formulation development.

During the year ended December 31, 2019, operating activities used cash of $36.3 million, primarily comprising cash research and development spending, related to increased clinical and pre-clinical activities, drug manufacturing and formulation development.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $19.5 million relating to our purchases of available-for-sale marketable securities for $134.7 million and proceeds from the sale and maturities of available-for-sale marketable securities for $115.2 million.

Net cash used in investing activities for the year ended December 31, 2019 was $20.0 million relating to our investment in marketable securities for $20.0 million.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $136.3 million, primarily from the cash proceeds from the secondary offering of $134.1 million.

In June 2020, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC as a sales agent, to sell shares of our common stock, from time to time, having an aggregate offering price of up to $100 million. As of December 31, 2020, we had received no proceeds from the sale of shares of common stock pursuant to the Equity Distribution Agreement.

During the year ended December 31, 2019, net cash provided by financing activities was $56.4 million, primarily from the cash proceeds from the IPO of $37.2 million, net of underwriting costs, and from the issuance of Series B Preferred Stock resulting in $3.0 million cash proceeds, as well as $18.5 million of cash proceeds from the Private Placement.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. We believe that our expenses may increase significantly if and as we:

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

Furthermore, we have and expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due By Period
		Less Than			More Than
(in thousands)	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
Operating lease commitments(1)	$1,940	$494	$1,022	$424	$—
Total	$1,940	$494	$1,022	$424	$—

(1)	Represents future minimum lease payments under our operating leases for office space.

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

We may incur potential contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable, or royalty payments that we may be required to make under the 2016 and 2019 Columbia Agreements, the 2020 Miami License Agreement, the 2020 Miami Option Agreement, and the 2020 Miami Research Agreement, pursuant to which we have in-licensed certain intellectual property. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time and are excluded from the table above. See the section titled “Business—Exclusive License Agreement with Columbia University” and “Business—License Agreement with University of Miami.”

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

Research and development costs also include costs incurred in connection with certain licensing arrangements. Before a compound receives regulatory approval, we record upfront and milestone payments made by us to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval, we will record any milestone payments in Identifiable intangible assets, less accumulated amortization and, unless the asset is determined to have an indefinite life, we will amortize the payments on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.

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

Determination of the Fair Value of Common Stock

As there was no public market for our common stock prior to the IPO on May 16, 2019, the estimated fair value of our common stock prior to May 16, 2019 had been determined by our board of directors, with input from management, considering third party valuations of our common stock as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third party valuation through the date of the option grant. These third party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

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

Options Granted

The intrinsic value of all outstanding options as of December 31, 2020 was $51.1 million, based on the fair value of our common stock of $22.01 per share, of which approximately $36.9 million related to vested options and approximately $14.2 million related to unvested options.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, cash equivalents and investments of $96.8 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

The securities in our investment portfolio are not leveraged and are classified as available-for-sale. These available-for-sale securities are short-term in nature and subject to minimal interest rate risk. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. A change of 50 to 100 basis points in interest rate would result in a change of $99,000 to $0.2 million, respectively, on the value of our investment portfolio.

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

As of December 31, 2020, we had $1.1 million of outstanding short-term debt relating to our financed directors’ and officers’ insurance premium. The interest rate on this short-term loan is fixed at 3.2% per annum, and when considering the remaining outstanding balance and the remaining term of the agreement ending in Q1 2021, the loan is not subject to material interest rate risk.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate loss during the year ended December 31, 2020. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is set forth in the financial statements filed with this report and are herein and incorporated by reference.

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of Applied Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Applied Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, comprehensive (loss) income, convertible preferred stock and stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 18, 2021

Applied Therapeutics, Inc.

Balance Sheets

(in thousands except share and per share data)

	As of	As of
	December 31,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,466	$18,850
Investments	39,363	20,004
Prepaid expenses and other current assets	5,764	7,301
Total current assets	102,593	46,155
Operating lease right-of-use asset	1,712	2,035
Security deposits and leasehold improvements	201	199
TOTAL ASSETS	$104,506	$48,389
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$406	$356
Accounts payable	640	8,793
Accrued expenses and other current liabilities	20,189	4,950
Total current liabilities	21,235	14,099
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	1,332	1,683
Total noncurrent liabilities	1,332	1,683
Total liabilities	22,567	15,782
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 22,493,661 shares and 18,531,560 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	2	1
Additional paid-in capital	242,780	99,378
Accumulated other comprehensive loss	(112)	(2)
Accumulated deficit	(160,731)	(66,770)
Total stockholders' equity	81,939	32,607
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,506	$48,389

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statements of Operations

(in thousands except share and per share data)

	Year Ended
	December 31,
	2020	2019
OPERATING EXPENSES:
Research and development	$61,788	$32,350
General and administrative	32,678	13,232
Total operating expenses	94,466	45,582
LOSS FROM OPERATIONS	(94,466)	(45,582)
OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	559	93
Other income (expense)	(54)	(24)
Total other income (expense), net	505	69
Net loss	$(93,961)	$(45,513)
Net loss attributable to common stockholders—basic and diluted	$(93,961)	$(45,513)
Net loss per share attributable to common stockholders—basic and diluted	$(4.28)	$(3.55)
Weighted-average common stock outstanding—basic and diluted	21,966,326	12,831,221

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(in thousands except share and per share data)

	Year Ended
	December 31,
	2020	2019
Net Loss	$(93,961)	$(45,513)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(110)	(2)
Other comprehensive gain (loss), net of tax	(110)	(2)
Comprehensive income (loss), net of tax	$(94,071)	$(45,515)

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statement of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Convertible		Convertible		$0.0001		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
BALANCE, January 1, 2019	3,093,898	$6,254	4,001,848	$29,156	5,513,531	$—	$1,665	$(21,257)	$—	$(19,592)
Issuance of Series B convertible preferred stock for cash, net of issuance costs of $419	—	—	442,925	2,897	—	—	—	—	—	—
Issuance of common stock warrants in connection with the issuance of Series B convertible preferred stock	—	—	—	—	—	—	80	—	—	80
Conversion of Series A convertible preferred stock into common stock upon closing of the IPO	(3,093,898)	(6,254)	—	—	3,093,898	—	6,254	—	—	6,254
Conversion of Series B convertible preferred stock into common stock upon closing of the IPO	—	—	(4,444,773)	(32,053)	4,444,773	1	32,052	—	—	32,053
Issuance of common stock upon IPO, net of issuance costs of $5,417	—	—	—	—	4,000,000	—	34,582	—	—	34,582
Exercise of options for common stock issued under Equity Incentive Plan	—	—	—	—	81,988	—	226	—	—	226
Issuance of common stock upon Private Placement, net of issuance costs of $1,667	—	—	—	—	1,380,344	—	18,348	—	—	18,348
Exercise of warrants of common stock	—	—	—	—	17,026	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	6,171	—	—	6,171
Net loss	—	—	—	—	—	—	—	(45,513)	—	(45,513)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(2)	(2)
BALANCE, December 31, 2019	—	$—	—	$—	18,531,560	$1	$99,378	$(66,770)	$(2)	$32,607

	Convertible Preferred Stock
	Series A		Series B		Common Stock
	Convertible		Convertible		$0.0001		Additional		Accumulated Other	Total
	Preferred Stock		Preferred Stock		Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2020	—	$—	—	$—	18,531,560	$1	$99,378	$(66,770)	$(2)	$32,607
Issuance of common stock upon secondary public offering, net of issuance costs of $739	—	—	—	—	3,152,712	1	134,101	—	—	134,102
Exercise of options for common stock issued under equity incentive plan	—	—	—	—	522,160	0	1,817	—	—	1,817
Private placement issuance costs	—	—	—	—	—	—	(47)	—	—	(47)
Registration Statement on Form S-3 Offering Costs	—	—	—	—	—	—	(495)	—	—	(495)
Exercise of warrants for common stock	—	—	—	—	287,229	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	8,026	—	—	8,026
Net loss	—	—	—	—	—	—	—	(93,961)	—	(93,961)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(110)	(110)
BALANCE, December 31, 2020	—	$—	—	$—	22,493,661	$2	$242,780	$(160,731)	$(112)	$81,939

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(93,961)	$(45,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,026	6,171
Amortization of insurance premium	2,552	—
Amortization of operating lease right-of-use assets	380	23
Payment of security deposit and leasehold improvements for long-term lease	(2)	(199)
Change in operating lease liability	(358)	(19)
Changes in operating assets and liabilities:
Financed insurance premium	(3,222)	—
Prepaid expenses	2,207	(5,922)
Accounts payable	(8,044)	5,751
Accrued expenses and other current liabilities	14,213	3,401
Net cash used in operating activities	(78,209)	(36,307)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(134,659)	(20,006)
Proceeds from sale of available-for-sale securities	17,109	—
Proceeds from maturities of available-for-sale securities	98,081	—
Net cash used in investing activities	(19,469)	(20,006)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series B convertible preferred stock, net of cash issuance costs of $340	—	2,977
Proceeds from issuance of Private Placement stock, net of cash issuance costs of $1,509	—	18,510
Proceeds from secondary public offering, net of cash issuance costs of $739	134,102	—
Payment of IPO costs	—	(2,498)
Proceeds from the IPO, net of underwriter commissions	—	37,200
Payment of private placement offering costs	(206)	—
Payment of registration statement on Form S-3 offering costs	(493)	—
Proceeds from financed insurance premium	3,222
Repayments of short-term borrowings	(2,148)	—
Exercise of stock options for common stock under Equity Incentive Plan	1,817	226
Net cash provided by financing activities	136,294	56,415
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,616	102
Cash and cash equivalents at beginning of period	18,850	18,748
Cash and cash equivalents at end of period	$57,466	$18,850
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$57	2,096
Issuance of warrants in connection with Series B convertible preferred stock	$—	$80
Private placement costs in accrued expenses	$—	$135
Private placement costs in accounts payable	$—	$27
Shelf offering costs still in accrued expense	$2	$—
Unrealized gain (loss) on marketable securities	$(110)	$—
Conversion of preferred stock to equity following the IPO	$—	$38,307

The Notes to Financial Statements are an integral part of these statements.

NOTES TO AUDITED FINANCIAL STATEMENTS

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

On May 16, 2019, the Company completed an initial public offering (the “IPO”) in which the Company issued and sold 4,000,000 shares of its common stock at a public offering price of $10.00 per share, for aggregate gross proceeds of $40.0 million. The Company received net proceeds of $34.6 million, after deducting underwriting discounts and commissions and offering costs. Prior to the completion of the IPO, the Company primarily funded its operations with proceeds from the sale of convertible preferred stock (see Note 10).

In connection with the IPO, the Company effected a 55.2486-for-1 stock split of its issued and outstanding shares of common stock and convertible preferred stock. The stock split became effective on April 26, 2019. Stockholders entitled to fractional shares as a result of the forward stock split received cash payment in lieu of receiving fractional shares. All share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect this stock split. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately increased and the respective per share value and exercise prices, if applicable, were proportionately decreased in accordance with the terms of the agreements governing such securities.

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

On June 4, 2020, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which the Company may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $300.0 million. The Shelf Registration Statement was declared effective as of June 15, 2020. As of the filing date of this Annual Report, the Company has sold 3,450,000 shares of common stock under this shelf registration.

On June 12, 2020, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman”), as a sales agent to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100 million. Goldman may act as an agent on the Company’s behalf or purchase shares of the Company’s common stock as a principal. As of December 31, 2020, the Company had not sold any shares of common stock pursuant to the Equity Distribution Agreement.

On February 17, 2021, the Company completed an underwritten public offering (the “February Offering”) of 3,450,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase 450,000 additional shares of common stock, which option closed on February 19, 2021.  The shares were offered at a price to the public of $23.00 per share, resulting in aggregate net proceeds of approximately $74.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Management believes that the Company’s existing cash, together with the net proceeds from the Secondary Public Offering and the February Offering, will allow the Company to continue its operations for at least 12 months from the issuance date of these financial statements. If the Company is unable to obtain additional funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, with an original maturity of three months or less, to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Investments

The Company has investments in marketable debt securities. The Company determines the appropriate classification of its investments at the date of purchase and reevaluate the classifications at the balance sheet date. Marketable debt securities with maturities of 12 months or less are classified as short-term. Marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable securities are accounted for as available for sale (“AFS”). AFS securities are reported at fair value. Unrealized gains and losses, after applicable income taxes, are reported in accumulated other comprehensive income/(loss). Realized gains or losses on the sale of marketable securities are determined using the specific identification method and are recorded as a component of other income (expense), net.

The Company conducts an other-than-temporary impairment (“OTTI”) analysis on a quarterly basis or more often if a potential loss-triggering event occurs. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether the Company intends to sell. For AFS securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses.

The Company adopted ASU No. 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2020 and applied the new modified credit impairment guidance related to available-for-sale debt securities prospectively. Under the new guidance, at each reporting date, entities must evaluate their individual available-for-sale debt securities that are in an unrealized loss position and determine whether the decline in fair value below the amortized cost basis from a credit loss or other factors. The amount of the decline related to credit losses is recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of decline not related to credit losses are recorded through other comprehensive income, net of tax.

Leases

At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on the unique facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease the Company (i) identifies lease and non-lease components, (ii) determines the consideration in the contract, (iii) determines whether the lease is an operating or financing lease; and (iv) recognizes lease ROU assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

Most leases include options to renew and, or, terminate the lease, which can impact the lease term. The exercise of these options is at the Company’s discretion and the Company does not include any of these options within the expected lease term as the Company is not reasonably certain it will exercise these options. The Company has elected to combine lease components (for example fixed payments including rent) with non-lease components (for example, non-dedicated parking and common-area maintenance costs) on our real estate asset classes.

Fixed, or in substance fixed, lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Fixed lease expense on operating leases is recognized within operating expenses within the statements of operations. The Company has operating leases for our corporate offices. The Company has elected the short-term lease exemption and, therefore, do not recognize a ROU asset or corresponding liability for lease arrangements with an original term of 12 months or less. Leasehold improvements and assets under financing lease arrangements are amortized over the lesser of the asset’s estimated useful life or the term of the respective lease. Maintenance costs are expensed as incurred.

Operating leases are included in operating lease right-of-use asset, current portion of operating lease liabilities, and noncurrent portion of operating lease liabilities in the balance sheet as of December 31, 2020 and 2019.

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

Upon closing the IPO in May 2019, $2.6 million in deferred offering costs were reclassified from prepaid and other current assets and recorded against the IPO proceeds reducing additional paid-in capital. As of December 31, 2020 and 2019, the Company did not have any deferred offering costs recorded in prepaid and other current assets.

Common Stock Valuation

For all periods prior to the IPO, the Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (the “Practice Aid”), to estimate the fair value of its common stock. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of, and the likelihood of, achieving a liquidity event, such as an IPO or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date.

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

Research and development costs also include costs incurred in connection with certain licensing arrangements. Before a compound receives regulatory approval, the Company records upfront and milestone payments made to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval, the Company will record any milestone payments in identifiable intangible assets, less accumulated amortization and, unless the asset is determined to have an indefinite life, the Company will amortize the payments on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.

General and Administrative

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in the Company’s executive and finance functions. General and administrative expenses also include professional fees for legal, accounting, auditing, tax and consulting services; travel expenses; and facility-related expenses, which include allocated expenses for rent and maintenance of facilities and other operating costs.

Commercial expenses consist of payroll expense for commercial personnel, as well as marketing, market research, market access, and other focused investments to support launch of drug candidates, generate evidence of commercial potential and value proposition, and maximize potential business development deal leverage. Commercial expenses are included in general and administrative expenses.

Stock-Based Compensation

The Company accounts for its stock-based compensation as expense in the statements of operations based on the awards’ grant date fair values. The Company accounts for forfeitures as they occur by reversing any expense recognized for unvested awards.

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to the lack of a public market for the Company’s common stock and a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company uses the simplified method as allowed by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

The Company recognizes tax liabilities from an uncertain tax position only if it is more likely than not that the tax position will not be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. There are no uncertain tax positions that have been recognized in the accompanying financial statements. The Company is required to file tax returns in the U.S. federal jurisdiction and in the state of New York. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits, if any, as part of income tax expense. No such interest and penalties have been accrued as of December 31, 2020 and 2019.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss available to common stockholders by the weighted-average common stock outstanding. Diluted net loss per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including outstanding warrants and the effect of shares issuable under the Company’s stock-based compensation plan, if such effect is dilutive.

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision-maker, the Company’s chief executive officer, views the Company’s operations and manages its business as a single operating segment, which is the business of discovering and developing its product candidates.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. The new standard intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to primarily be made prospectively, with some changes to be made retrospectively. The Company adopted the amendment in January 2021, and expects it will have no impact on our financial statements.

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

During the years ended December 31, 2020 and 2019, the Company recorded $0.3 million and $0.1 million in research and development expense, respectively, and $0.1 million and $0.5 million, respectively, in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $2.3 million in expense from the execution of the Columbia Agreements through December 31, 2020.

As of December 31, 2020, the Company had $0.1 million due to Columbia University included in accrued expenses and $0 included in accounts payable. As of December 31, 2019, the Company had $0.1 million due to Columbia University included in accrued expenses and $0.1 million included in accounts payable.

University of Miami

2020 Miami License Agreement

On October 28, 2020, the Company entered into a license agreement with the University of Miami (the “2020 Miami License Agreement”) relating to certain technology that is co-owned by the University of Miami (UM), the University of Rochester (UR) and University College London (UCL). UM was granted an exclusive agency from UR and UCL to license each of their rights in the technology. Pursuant to the 2020 Miami License Agreement, UM, on behalf of itself and UR and UCL, granted us a royalty-bearing, sublicensable license that is exclusive with respect to certain patent applications and patents that may grant from the applications, and non-exclusive with respect to certain know-how, in each case to research, develop, make, have made, use, sell and import products for use in treating and/or detecting certain inherited neuropathies, in particular those caused by mutation in the sorbitol dehydrogenase (SORD) gene. The license grant is worldwide. Under the 2020 Miami License Agreement, the Company is obligated to use commercially reasonable efforts to develop, manufacture, market and sell licensed products in the licensed territory, and to comply with certain obligations to meet specified development milestones within defined time periods. UM retains for itself UR and UCL the right to use the licensed patent rights and licensed technology for their internal non-commercial educational, research and clinical patient care purposes, including in sponsored research and collaboration with commercial entities. As the technology licensed to us under the 2020 Miami License Agreement was developed as a result of a U.S. government grant, the licenses granted to us under the agreement are subject to the terms of such grant, and to standard rights of the U.S. government under the Bayh-Dole Act, including the grant to the government of a non-exclusive, worldwide, freedom to operate license under any patents, and the requirement, absent a waiver, to manufacture products substantially in the United States.

Under the terms of the 2020 Miami License Agreement, the Company was obligated to pay UM an up-front non-refundable license fee of $1.1 million, and a second non-refundable license fee of $0.5 million due on the first anniversary of the date of the license. The Company will be required to make further payments to UM of up to an aggregate $2.2 million for the achievement of specified patenting and development milestones, and up to an aggregate of $4.1 million for achievement of late stage regulatory milestones. The Company will also be required to pay royalties ranging from 0.88% - 5% on the Company’s, the Company’s affiliates’ and the Company’s sublicensees’ net sales of licensed products. If the Company sublicenses the rights granted under the 2020 Miami License Agreement to one or more third parties, the Company will be required to pay to UM a portion of the non-royalty sublicensing revenue received from such third parties ranging from 15% – 25%.

The 2020 Miami License Agreement terminates upon the expiration of all issued patents and filed patent applications or 10 years after the first commercial sale of the last product or process for which a royalty is due, unless earlier terminated. In addition, the 2020 Miami License Agreement may be terminated by the Company at any time upon 60 days prior written notice to UM, and may be terminated by either the Company or UM upon material breach of an obligation if action to cure the breach is not initiated within 60 days of receipt of written notice.

The Company recorded $2.0 million and $36,000 in research and development expense and general and administrative expense, respectively, during the year-ended December 31, 2020.  As of December 31, 2020, the Company had $1.6 million in accrued expenses.

2020 Miami Option Agreement

On October 28, 2020, the Company entered into an option agreement with the University of Miami (the “2020 Miami Option Agreement”) concerning certain research activities and technology relating to SORD neuropathy that may be pursued and developed by UM. Under the 2020 Miami Option Agreement, if UM conducts such research activities, then UM is obligated to grant us certain option rights to access and use the research results and to obtain licenses to any associated patent rights upon us making specified payments to UM within specified time limits. If the Company elects to obtain option rights the Company will be required to make payments to UM in the low-six figures to the low-seven figures, depending upon the rights the Company elects to obtain, and the Company will be obligated to make certain milestone payments in the high-six figures to mid-seven figures if UM conducts and completes certain research activities within specified time periods and the Company elects to receive rights to use the results of that research.

2020 Miami Sponsored Research Agreement

On December 14, 2020, the Company entered into a research agreement with the University of Miami (the “2020 Miami Research Agreement”), under which the University of Miami will conduct a research study relating to SORD neuropathy and deliver a final report on the study to the Company. The term of the research agreement is from December 14, 2020 through December 30, 2021. The consideration for the 2020 Miami Research Agreement was $0.3 million.

As of December 31, 2020, the Company recorded $3,740 in Accrued Expenses in relation to the 2020 Miami Research Agreement.

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of December 31, 2020 and 2019, the Company's financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies section.

	As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$6,691	$—	$—	$6,691
Money market funds	50,775	—	—	50,775
Total cash and cash equivalents	$57,466	$—	$—	$57,466
U.S. government agency debt securities	—	39,363	—	39,363
Total marketable securities	$—	$39,363	$—	$39,363
Total financial assets measured at fair value on a recurring basis	$57,466	$39,363	$—	$96,829

	As of December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$18,783	$—	$—	$18,783
Money market funds	67	—	—	67
Total cash and cash equivalents	$18,850	$—	$—	$18,850
Commercial paper and corporate bonds	—	7,520	—	7,520
U.S. government agency debt securities	—	12,484	—	12,484
Total marketable securities	$—	$20,004	$—	$20,004
Total financial assets measured at fair value on a recurring basis	$18,850	$20,004	$—	$38,854

Investments in certificate of deposits, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the period ended December 31, 2020 and 2019, there were no transfers of financial assets between Level 1 and Level 2.

4. INVESTMENTS

Marketable Securities

Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of high quality commercial paper, corporate bonds, and U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the balance sheets.

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of December 31, 2020				As of December 31, 2019
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Commercial paper, corporate bonds, and CDs with original maturity < 1 year	$—	$0	$—	$0	$7,540	$—	$(20)	$7,520
US government agency debt security	39,475	11	(123)	39,363	12,466	19	(1)	12,484
Total	$39,475	$11	$(123)	$39,363	$20,006	$19	$(21)	$20,004

The Company adopted ASU No. 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2020 and applied the new modified credit impairment guidance related to available-for-sale debt securities prospectively. Under the new guidance, at each reporting date, entities must evaluate their individual available-for-sale debt securities that are in an unrealized loss position and determine whether the decline in fair value below the amortized cost basis is from a credit loss or other factors. The amount of the decline related to credit losses is recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of decline not related to credit losses are recorded through other comprehensive income, net of tax. As of December 31, 2020, our investment portfolio reported an unrealized loss of $0.1 million. Based on our evaluations, the Company determined that a credit loss allowance is not required since the decline was not related to underlying credit issues of the counterparties. The counterparties to these investments have high credit quality with investment grade ratings of at least AA+ as of December 31, 2020, along with a history of no defaults. No single investment in the corporate portfolio had an individually material unrealized loss and in the aggregate. The total amount of unrealized losses of $0.1 million as of December 31, 2020 was only 0.25% of the total amortized costs basis of the investment portfolio. In addition, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. Accordingly, based on the foregoing evaluation, the Company did not record any credit losses during the year ended December 31, 2020 and the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Statements of Comprehensive Loss. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Statements of Comprehensive Loss.

Contractual maturities of the Company’s marketable securities are summarized as follows (in thousands):

	As of December 31, 2020				As of December 31, 2019
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$39,475	$11	$(123)	$39,363	$20,006	$19	$(21)	$20,004
Due in one through two years	—	—	—	—	—	—	—	—
Total	$39,475	$11	$(123)	$39,363	$20,006	$19	$(21)	$20,004

At December 31, 2020, the Company had $11,000 of gross unrealized gains and $0.1 million of gross unrealized losses primarily due to fluctuations in the fair value of certain U.S. government agency debt securities.

During the year ended December 31, 2020, the Company recorded gross realized losses of $0.1 million and gross realized gains of $50,000 from the sale of marketable securities.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2020 are as follows:

	As of December 31, 2020
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	(123)	14,073	—	—	(123)	14,073
Total	$(123)	$14,073	$—	$—	$(123)	$14,073

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2019 are as follows:

	As of December 31, 2019
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
Commercial paper and corporate bonds	$(20)	$7,520	$—	$—	$(20)	$7,520
US government agency debt security	(1)	3,497	—	—	(1)	3,497
Total	$(21)	$11,017	$—	$—	$(21)	$11,017

5. PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
(in thousands)	2020	2019
Prepaid research and development expenses	2,349	5,872
Insurance Premium Asset	1,463	—
Prepaid rent expenses	108	142
Prepaid insurance expenses	91	1,196
Prepaid Commercial and Patient Advocacy	968	—
Research and Development Tax Credit Receivable	500	—
Interest Receivable	5	—
Other prepaid expenses and current assets	280	91
Total prepaid expenses & other current assets	$5,764	$7,301

6. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
(in thousands)	2020	2019
Accrued pre-clinical and clinical expenses	$13,742	$4,287
Short-term insurance financing note	1,074	—
Accrued professional fees	511	345
Accrued compensation and benefits	2,103	—
Accrued commercial expenses	502	—
Accrued patent expenses	1,704	54
Other	553	264
Total accrued expenses & other current liabilities	$20,189	$4,950

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

As of December 31, 2020, there were no shares of common stock available for issuance under the 2019 Plan. On January 1, 2021 there were 1,124,683 shares that became issuable for future grants subject to the adjustments provided in the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees (in thousands):

	Year Ended
	December 31,
(in thousands)	2020		2019
Research and development	$	$ 2,580	$2,762
General and administrative		5,446	3,409
Total stock-based compensation expense		$8,026	$6,171

Stock Option Activity

During the year ended December 31, 2020, and 2019 the Company granted options to purchase 1,105,604 and 2,969,945 shares of common stock, respectively. The weighted-average fair value of options granted during the year ended December 31, 2020 and 2019 was $18.84 per share and $5.68 per share, respectively. As of December 31, 2020 and 2019, the total unrecognized stock-based compensation balance for unvested options was $25.2 million and $12.5 million, respectively, which is expected to be recognized over 2.6 and 1.7 years, respectively. The total fair value of options vested during the year ended December 31, 2020 and 2019 was $0.5 million and approximately $3.5, million respectively.

The following table summarizes the information about options outstanding at December 31, 2020 (in thousands, except share and per share data):

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2019	4,079,888	$5.11	8.26	$82,327
Options granted	1,105,604	30.73
Options exercised	(522,160)	3.48		19,037
Forfeited	(133,657)	12.45
Expired	—
Outstanding at December 31, 2020	4,529,675	$12.87	8.49	$51,103

Exercisable at December 31, 2020	2,226,178	$5.69	7.94	$36,903
Nonvested at December 31, 2020	2,303,497	$19.80	9.01	$14,200

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

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the years ended December 31, 2020 and 2019.

	Year Ended
	December 31,
	2020	2019
Expected term (in years)	6.1	5.7
Volatility	69.70%	72.54%
Risk-free interest rate	0.51%	2.17%
Dividend yield	0.00%	0.00%

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

As of December 31, 2020 all stock options containing service-, performance-, and market-based vesting conditions were vested.

As of December 31, 2020, there were no outstanding stock options containing performance- and market-based vesting conditions. The Company recorded $0.7 million in stock-based compensation expense relating to these awards for the year ended December 31, 2019.

Restricted Stock Unit Activity

On March 9, 2020, the Board approved the grant of 36,464 restricted stock units (“RSUs”) to an employee of the Company, pursuant to the 2019 Equity Plan. One-fourth of the RSUs shall vest in four equal annual installments commencing one year after the date of grant, subject to the employee continuing to provide services through each such date. These shares were valued at $1.3 million, determined using price per share of $34.28, the closing price of the Company’s common stock on March 9, 2020, and will be amortized ratably over the term of the vesting periods of four years on a straight line basis.

On June 4, 2020, the Board approved the grant of 108,662 RSUs to employees of the Company, pursuant to the 2019 Equity Plan. One-fourth of such RSUs vest in four equal annual installments commencing one year after the date of grant, subject to the respective employee continuing to provide services through each such date. These shares were valued at $4.8 million, determined using price per share of $44.02, the closing price of the Company’s common stock on June 4, 2020, and will be amortized ratably over the term of the vesting periods of four years on a straight line basis.

On December 10, 2020, the Board approved the grant of 61,553 RSUs to employees of the Company, pursuant to the 2019 Equity Plan. One-fourth of such RSUs vest in four equal annual installments commencing one year after the date of grant, subject to the respective employee continuing to provide services through each such date. These shares were valued at $1.4 million, determined using price per share of $23.15, the closing price of the Company’s common stock on December 10, 2020, and will be amortized ratably over the term of the vesting periods of four years on a straight line basis.

For the year ended December 31, 2020, amortization of stock compensation of RSUs amounted to $1.0 million. As of December 31, 2020, the unamortized compensation costs associated with non-vested restricted stock awards were $6.6 million with a weighted-average remaining amortization period of 3.4 years.

The following table summarizes the information about restricted stock units outstanding at December 31, 2020 (in thousands, except share and per share data):

		Weighted-Average	Aggregate
		Grant Date	Intrinsic Value
(in thousands, except for share data)	Shares	Fair Value	As of December 31, 2020
Outstanding at December 31, 2019	—	$—
Awarded	206,679	36.09
Released	-	—
Forfeited	(150)	44.02
Outstanding at December 31, 2020	206,529	$36.08	$4,546
Nonvested at December 31, 2020	206,529	$36.08	$4,546

Weighted Average Remaining Recognition Period (in years)	3.43

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of December 31, 2020, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of December 31, 2020, and 2019, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Voting

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of the stockholders. There is no cumulative voting.

Equity Distribution Agreement

In June 2020, the Company entered into the Equity Distribution Agreement with Goldman to sell shares of the Company’s common stock, from time to time, having and aggregate offering price of $100.0 million. The issuance and sale of shares of common stock by us pursuant to the Equity Distribution Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended, or the Securities Act. Goldman is entitled to compensation for its services equal to up to 3.0% of the gross offering proceeds of all shares of our common stock sold through it as a sales agent pursuant to the Equity Distribution Agreement. As of December 31, 2020, the Company has received no proceeds from the sale of shares of common stock pursuant to the Equity Distribution Agreement.

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

Warrants Issued with the 2018 Notes

On January 18, 2018, the Company entered into a placement agent agreement through which it became obligated to issue common stock warrants in connection with the issuance of the Company’s convertible promissory notes issued on February 5, 2018 (the “2018 Notes”). The obligation to issue the 2018 Notes Warrants was recorded as a liability at its fair value (see Note 3), which was initially $0.1 million, and was included in the issuance costs of the 2018 Notes. On November 5, 2018, in connection with the extinguishment of the 2018 Notes into shares of Series B Preferred Stock, the Company issued the 2018 Notes Warrants, which were equity-classified warrants upon issuance, to purchase 76,847 shares of common stock, valued at $0.3 million. The 2018 Notes Warrants vested immediately upon issuance and have an exercise price of $6.59 per share and expire on November 4, 2028.

On February 24, 2020, a warrantholder exercised 386 options in a cashless exercise at net, and the Company issued 333 shares of common stock. On June 24, 2020, a warrantholder exercised 20,331 options in a cashless exercise at net, and the Company issued 17,369 shares of common stock.

Warrants Issued with Series B Preferred Stock

In November and December 2018, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue equity-classified warrants to purchase 72,261 shares of common stock (collectively the “2018 Warrants”), valued in the aggregate at $0.2 million, which was included in the issuance costs for the Series B Preferred Stock. The warrants vest immediately upon issuance, have an exercise price of $8.24 per share and expire 10 years from the date of issuance.

The fair value of the 2018 Warrants is estimated using the Black-Scholes option pricing model with the following assumptions:

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

A summary of the Company’s outstanding common stock warrants as of December 31, 2020 is as follows:

Warrants
Outstanding as of December 31, 2019	462,364
Warrants granted and issued	—
Warrants exercised	(308,891)
Warrants exchanged	—
Balance as of December 31, 2020	153,473

10. LEASES

The following table summarizes our lease assets and liabilities as of December 31, 2020 and 2019:

		Operating (in thousands)
		December 31,	December 31,
ROU Assets and Liabilities	Balance Sheet Location	2020	2019
ROU - Asset	Right-of-use assets	$1,712	$2,035
Lease liabilities (current)	Operating lease liabilities, current	406	356
Lease liabilities (non-current)	Operating lease liabilities, non-current	1,332	1,683

The following table summarizes our lease related costs for the twelve months ended December 31, 2020 and 2019:

		Operating (in thousands)
Lease Cost	Statement of Operations Location	2020	2019
Operating Lease Cost	General and administrative	$487	$81
Total Lease Cost		$487	$81

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
Other Information	2020	2019
Weighted-average remaining lease term
Operating leases	3.8	4.8
Weighted-average discount rate
Operating leases	5.69%	5.69%

The following table summarizes the maturities of lease liabilities as of December 31, 2020:

Operating
Year	(in thousands)
2021	$494
2022	507
2023	515
2024	424
Thereafter	—
Total lease payments	1,940
Less: interest	202
Total lease liabilities	$1,738

11. INCOME TAXES

The Company’s current tax provision for the years ended December 31, 2020 and 2019 is $0 and $0, respectively. The Company’s deferred tax provision for the years ended December 31, 2020 and 2019 is $0 and $0, respectively.

Deferred income tax assets and liabilities consist of the following (in thousands):

	Year ended
	December 31,
	2020	2019
Deferred Tax Assets
Operating Lease Liability	$541	$706
Stock-based compensation	3,788	1,582
License fee	630	22
Net operating loss carryforwards	49,094	19,937
Research and development tax credits	9,037	—
Other	689	—
Total Deferred Tax Assets	$63,779	$22,247
Valuation Allowance	$(63,246)	$(21,542)
Net Deferred Tax Assets	$533	$705
Deferred Tax Liabilities
Right of Use Asset	(533)	(705)
Net Deferred Tax Liabilities	$(533)	$(705)
Net deferred tax asset (liability)	$—	$—

Deferred tax assets result primarily from unutilized net operating losses, stock-based compensation, operating lease liability, research and development tax credits, and timing differences as a result of the Company reporting its income tax returns. As of December 31, 2020, the Company had approximately $157.1 million of federal operating losses (“NOLs”) carried forward. Of this amount, approximately $3.3 million will begin to expire in 2037 and approximately $153.8 million are carried forward indefinitely. The Company had approximately $158 million in New York State and New York City net operating loss carryforwards available to offset future taxable income.

As of December 31, 2020, the Company had federal research tax credits (R&D) of approximately $3.7 million which may be used to offset future tax liabilities. Additionally, the Company had a federal orphan drug credit (ODC) related to qualifying research of $5.3 million. These tax credit carryforwards will begin to expire at various times beginning in 2037 for federal purposes.

The NOL, R&D and ODC credits carry forwards are subject to review and possible adjustment by the U.S. and state tax authorities. NOL carry forwards and credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders, as defined under Sections 382 and 383 Internal Revenue Code. This could limit the amount of NOLs and credits that the Company can utilize annually to offset future taxable income or tax liabilities. As of December 31, 2020, the Company has not performed such an analysis. Subsequent ownership changes and proposed future changes to tax rules in respect of the utilization of losses carried forward may further affect the limitation in future years.

In assessing the realizability of the Company’s deferred tax assets, management considers whether or not it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company’s assessment is based on the weight of available evidence, including cumulative losses since inception and expected future losses and, as such, the Company does not believe it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established and no deferred tax assets and related tax benefit have been recognized in the accompanying financial statements. At December 31, 2020 and 2019, the Company recorded valuation allowances of $63.2 million and $21.5 million, respectively. The increase in valuation allowance is primarily driven by additional net operating loss.

The Company files its income tax returns in the United States, New York State, New York City, and New Jersey. All years remain subject to examination for federal and state purpose.

The U.S. federal statutory corporate tax rate reconciles to the Company’s effective tax rate for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
Federal statutory rate	21.0%	21.0%
State and local taxes net of federal tax benefit	9.9	13.2
Credits	9.6	0.0
Permanent Differences	3.9	(33.4)
Change in valuation allowance	(44.3)	(0.7)
Other	(0.1)	(0.1)
Total	0.0%	0.0%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in the United States. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company evaluated the provisions of the CARES Act and does not anticipate the associated impacts, if any, will have a material effect on the Company’s provision for income taxes for the year ended December 31, 2020.

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s Board. The Company made approximately $0.1 million and $69,000 in matching contributions to the plan during the year ended December 31, 2020 and 2019, respectively.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the years ended December 2020 and 2019, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Years Ended
	December 31,
(in thousands, except for share data)	2020	2019
Numerator:
Net loss	$(93,961)	$(45,513)
Denominator:
Weighted-average common stock outstanding	21,966,326	12,831,221
Net loss per share attributable to common stockholders - basic and diluted	$(4.28)	$(3.55)

The Company’s potentially dilutive securities, which include restricted stock units, stock options and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at December 31, 2020 and 2019, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of
	December 31,
	2020	2019
Options to purchase common stock	4,529,675	4,079,888
Restricted stock units	206,529	—
Warrants to purchase common stock	153,473	462,364

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the years ended December 31, 2020 and 2019, the Company made payments to Alexandria LaunchLabs of approximately $89,000 and $85,000, respectively under the LaunchLabs Agreement, which was recognized in research and development expenses. As of December 31, 2020, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement.

15. SUBSEQUENT EVENTS

On February 17, 2021, the Company completed the February Offering, consisting of 3,450,000 shares of common stock, including the exercise in full of the underwriters’ option to purchase 450,000 additional shares of common stock, which option closed on February 19, 2021.  The shares were offered at a price to the public of $23.00 per share, resulting in aggregate net proceeds of approximately $74.3 million, after deducting underwriting discounts and commissions and estimated offering expenses.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.         CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures

As of December 31, 2020, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION.

[On March [16], 2021, our board of directors adopted an amendment to the Company’s Amended and Restated Bylaws (the “Bylaws Amendment”), to add a new Article XV and Section 48, which provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. A copy of the Bylaws Amendment is included as Exhibit 3.3 to this Annual Report and is incorporated herein by reference.]

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the information that will be contained in our 2021 Proxy Statement under the captions “Proposal 1 - Election of Directors,” “Principal Stockholders,” “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” and “Audit Committee Report.”

ITEM 11.         EXECUTIVE AND DIRECTOR COMPENSATION.

The information required by Item 11 is incorporated by reference to the information that will be contained in our 2021 Proxy Statement under the captions “Executive and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Named Executives,” “Summary Compensation Table,” “Equity Incentive Plans,” “Non-Employee Director Compensation,” “Stock Option Grants,” “Outstanding Equity Awards at Fiscal Year-End,” “Health and Welfare Retirement Benefits,” and “Potential Payments and Benefits Upon Termination or Change-in-Control.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the information that will be contained in our 2021 Proxy Statement under the caption “Principal Stockholders.”

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the information that will be contained in our 2021 Proxy Statement under the caption “Certain Relationships and Transactions.”

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the information that will be contained in our 2021 Proxy Statement under the caption “Independent Registered Public Accounting Firm”.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report

1. Financial Statements:
The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report:

Item	Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2020 and 2019	F-2
Statements of Operations for the years ended December 31, 2020 and 2019	F-3
Statements of Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019	F-4
Statements of Cash Flows for the years ended December 31, 2020 and 2019	F-6
Statement of Changes in Shareholders’ Equity for the years ended December 31, 2019 and 2020	F-5
Notes to Financial Statements	F-7

2. Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K
The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

1.1+	Equity Distribution Agreement, dated June 12, 2020 by and between the Registrant and Goldman Sachs & Co. LLC	S-3/A	333-238948	1.2	June 12, 2020

3.1+	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	001-38898	3.1	May 16, 2019

3.2+	Amended and Restated Bylaws of the Registrant.	8-K	001-38898	3.2	May 16, 2019

3.3	Amendment to the Amended and Restated Bylaws of the Registrant.

4.1+	Registration Rights Agreement, dated November 7, 2019, by and among the Registrant and the Purchasers.	8-K	001-38898	10.2	November 12, 2019

4.2+	Form of Common Stock Certificate of the Registrant.	10-Q	001-38898	4.1	August 12, 2019

4.3+	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated November 5, 2018.	S-1/A	333-230838	4.2	April 29, 2019

4.4+	Form of Warrant, issued to affiliates of Brookline Capital Markets, a division of CIM Securities, LLC on March 13, 2017.	S-1/A	333-230838	4.3	April 29, 2019

4.5+	Form of Warrant, issued to affiliates of Brookline Capital Markets, a division of CIM Securities, LLC on November 5, 2018.	S-1/A	333-230838	4.4	April 29, 2019

4.6+	Form of Warrant, issued to affiliates of Brookline Capital Markets, a division of CIM Securities, LLC on April 9, 2019.	S-1/A	333-230838	4.5	April 29, 2019

4.7+	Description of securities registered under Section 12 of the Exchange Act.	10-K	001-38898	4.7	March 13, 2020

4.8+	Form of Indenture for debt securities by and between the Registrant and the trustee to be named therein.	S-3	333-238948	4.5	June 5, 2020

10.1*+	Forms of Indemnity Agreement by and between the Registrant and its directors and executive officers.	S-1/A	333-230838	10.1	April 29, 2019

10.2*+	2019 Equity Incentive Plan.	S-1/A	333-230838	10.2	April 29, 2019

10.3*+	Forms of Option Grant Notice and Option Agreement under 2019 Equity Incentive Plan.	S-1/A	333-230838	10.3	April 29, 2019

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.4*+	Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2019 Equity Incentive Plan.	S-1/A	333-230838	10.4	April 29, 2019

10.5*+	2016 Equity Incentive Plan, as amended.	S-1/A	333-230838	10.5	April 29, 2019

10.6*+	Forms of Stock Option Agreement under the 2016 Equity Incentive Plan, as amended.	S-1/A	333-230838	10.6	April 29, 2019

10.7*+	2019 Employee Stock Purchase Plan	S-1/A	333-230838	10.7	April 29, 2019

10.8†+	Exclusive License Agreement by and between the Registrant and The Trustees of Columbia University in the City of New York, dated October 26, 2016.	S-1	333-230838	10.11	April 12, 2019

10.9*+	Employment Agreement, by and between the Registrant and Riccardo Perfetti, dated August 28, 2019.	10-Q	001-38898	10.1	November 13, 2019

10.10 *+	Separation Agreement, by and between the Registrant and Les Funtleyder, dated May 28, 2019.	10-Q	001-38898	10.7	August 12, 2019

10.11+	Securities Purchase Agreement, dated November 7, 2019, by and among the Registrant and Purchasers.	8-K	001-38898	10.1	November 12, 2019

10.12*	Employment Agreement, by and between the Registrant and Shoshana Shendelman, dated March 9, 2020.	10-K	001-38898	10.13	March 13, 2020

10.13*	Amendment to Employment Agreement, by and between the Registrant and Riccardo Perfetti, dated March 9, 2020.	10-K	001-38898	10.14	March 13, 2020

10.14*+	Offer Letter, by and between Chids Mahadevan and the Registrant, dated December 2, 2019.	8-K	001-38898	10.1	April 1, 2020

10.15*+	Offer Letter, by and between Charles Silberstein and the Registrant, dated May 20, 2020	8-K	001-38898	10.1	May 26, 2020

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Shoshana Shendelman, President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Mark J. Vignola, Chief Financial Officer (Principal Financial Officer).

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extensions Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Indicates a management contract or compensatory plan.

† Portions of this exhibit have been omitted.

+ Previously filed.

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied Therapeutics, Inc.

Dated: March 18, 2021	/s/ Shoshana Shendelman
Name: Shoshana Shendelman, Ph.D.
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 18th of March 2021.

Name	Title	Date

/s/ Shoshana Shendelman	President and Chief Executive Officer	March 18, 2021
Shoshana Shendelman, Ph.D.	(Principal Executive Officer)

/s/ Charles Silberstein	Chief Financial Officer	March 18, 2021
Charles Silberstein, M.D.	(Principal Financial Officer)

/s/ Les Funtleyder	Director	March 18, 2021
Les Funtleyder

/s/ Teena Lerner	Director	March 13, 2021
Teena Lerner, Ph.D.

/s/ Stacy Kanter	Director	March 18, 2021
Stacy Kanter

/s/ Joel S. Marcus	Director	March 18, 2021
Joel S. Marcus

/s/ Jay S. Skyler	Director	March 18, 2021
Jay S. Skyler, M.D., MACP