Form 10-Q
period 2021-03-31
Applied Therapeutics Inc.
filed 2021-05-11
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the registrant had 26,081,444 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “opportunity,” “plan,” “predict,” “project”, “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in this Quarterly Report on Form 10-Q:

●	the potential impact of the Covid-19 pandemic on the timing and progress of our ongoing clinical trials, our business, results of operations, liquidity, and operations and our ability to mitigate those potential impacts;
●	our plans to develop, market and commercialize our product candidates;
●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	our ability to take advantage of expedited regulatory pathways for any of our product candidates;
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to successfully acquire or license additional product candidates on reasonable terms and advance product candidates into, and successfully complete, clinical studies;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our ability to obtain and timing of regulatory approval of our current and future product candidates;
●	the anticipated indications for our product candidates, if approved;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of such product candidates;
●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
●	the implementation of our business model and strategic plans for our business and product candidates;
●	our intellectual property position and the duration of our patent rights;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the impact of government laws and regulations and liabilities thereunder;

●	developments relating to our competitors and our industry; and
●	other factors that may impact our financial results.

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

Unless the context otherwise requires, the terms “Applied,” “Applied Therapeutics,” “the Company,” “we,” “us,” “our”, “the registrant” and similar references in this Quarterly Report on Form 10-Q refer to Applied Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	As of	As of
	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,067	$57,466
Investments	63,992	39,363
Prepaid expenses and other current assets	6,347	5,764
Total current assets	154,406	102,593
Operating lease right-of-use asset	1,612	1,712
Security deposits and leasehold improvements	201	201
TOTAL ASSETS	$156,219	$104,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$415	$406
Accounts payable	3,475	640
Accrued expenses and other current liabilities	15,884	20,189
Total current liabilities	19,774	21,235
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	1,224	1,332
Total noncurrent liabilities	1,224	1,332
Total liabilities	20,998	22,567
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 26,010,465 shares and 22,493,661 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	320,282	242,780
Accumulated other comprehensive loss	(154)	(112)
Accumulated deficit	(184,910)	(160,731)
Total stockholders' equity	135,221	81,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156,219	$104,506

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
OPERATING EXPENSES:
Research and development	$14,448	$7,271
General and administrative	9,751	5,196
Total operating expenses	24,199	12,467
LOSS FROM OPERATIONS	(24,199)	(12,467)
OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	76	122
Other income (expense)	(56)	(24)
Total other income (expense), net	20	98
Net loss	$(24,179)	$(12,369)
Net loss attributable to common stockholders—basic and diluted	$(24,179)	$(12,369)
Net loss per share attributable to common stockholders—basic and diluted	$(1.00)	$(0.59)
Weighted-average common stock outstanding—basic and diluted	24,135,735	20,840,658

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net Loss	$(24,179)	$(12,369)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(42)	91
Other comprehensive gain (loss), net of tax	(42)	91
Comprehensive income (loss), net of tax	$(24,221)	$(12,278)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
BALANCE, January 1, 2020	18,531,560	$1	$99,378	$(66,770)	$(2)	$32,607
Issuance of common stock upon secondary public offering, net of issuance costs of $714	3,152,712	1	134,127	—	—	134,128
Exercise of options for common stock issued under equity incentive plan	35,027	0	81	—	—	81
Private placement issuance costs	—	—	(41)	—	—	(41)
Exercise of warrants for common stock	249,978	—	—	—	—	—
Stock-based compensation expense	—	—	1,331	—	—	1,331
Net loss	—	—	—	(12,369)	—	(12,369)
Other comprehensive income (loss)	—	—	—	—	91	91
BALANCE, March 31, 2020	21,969,277	$2	$234,876	$(79,139)	$89	$155,828

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2021	22,493,661	$2	$242,780	$(160,731)	$(112)	$81,939
Issuance of common stock upon secondary public offering, net of issuance costs of $203	3,450,000	1	74,386	—	—	74,387
Exercise of options for common stock issued under equity incentive plan	37,400	—	67	—	—	67
Exercise of options for common stock not yet issued	(465)	—	(1)	—	—	(1)
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	1,988	—	—	—	—	—
Exercise of warrants for common stock	27,855	—	69	—	—	69
Stock-based compensation expense			2,981	—	—	2,981
Net loss				(24,179)	—	(24,179)
Other comprehensive income (loss)				—	(42)	(42)
BALANCE, March 31, 2021	26,010,439	$3	$320,282	$(184,910)	$(154)	$135,221

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,179)	$(12,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,981	1,331
Amortization of insurance premium	990	—
Amortization of operating lease right-of-use assets	100	93
Change in operating lease liability	(97)	(87)
Changes in operating assets and liabilities:
Prepaid expenses	(1,573)	(2,131)
Accounts payable	2,835	(7,199)
Accrued expenses and other current liabilities	(3,270)	1,507
Net cash used in operating activities	(22,213)	(18,855)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(88,007)	(41,711)
Proceeds from sale of available-for-sale securities	500	—
Proceeds from maturities of available-for-sale securities	62,835	—
Net cash used in investing activities	(24,672)	(41,711)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secondary public offering, net of cash issuance costs of $702	—	134,139
Proceeds February Offering, net of cash issuance costs of $165	74,424	—
Payment of deferred offering costs	—	(1)
Repayments of short-term borrowings	(1,074)	—
Exercise of stock options for common stock under Equity Incentive Plan	67	81
Exercise of Warrants	69	—
Net cash provided by financing activities	73,486	134,219
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,601	73,653
Cash and cash equivalents at beginning of period	57,466	18,850
Cash and cash equivalents at end of period	$84,067	$92,503
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Private placement costs in accrued expenses	$—	$40
Secondary offering costs in accounts payable	$—	$12
Unrealized gain (loss) on marketable securities	$(42)	$(91)
February Offering costs still in accrued expense	$38	$—

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

On January 28, 2020, the Company completed its secondary public offering, pursuant to which it issued and sold 2,741,489 shares of common stock at a public offering price of $45.50 per share, with an additional 411,223 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The aggregate net proceeds received by the Company from the offering, after deducting underwriting discounts and commissions and offering costs, were $134.1 million.

On June 4, 2020, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which the Company may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $300.0 million. The Shelf Registration Statement was declared effective as of June 15, 2020.

On June 12, 2020, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman”), as a sales agent to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100 million. Goldman may act as an agent on the Company’s behalf or purchase shares of the Company’s common stock as a principal. As of March 31, 2021, the Company has not sold any shares of common stock pursuant to the Equity Distribution Agreement.

In February 2021, the Company completed an underwritten public offering of 3,450,000 shares of common stock (the “February Offering”), including the exercise in full of the underwriters’ option to purchase 450,000 additional shares of common stock, which option closed on February 19, 2021. The shares were offered at a price to the public of $23.00 per share, resulting in aggregate net proceeds of approximately $74.4 million, after deducting underwriting discounts and commissions and offering expenses.

The accompanying unaudited condensed financial statements as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Annual Report, filed with the SEC on March 18, 2021 (the “Annual Report”).

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of March 31, 2021 and 2020, results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

Management believes that the Company’s existing cash, cash equivalents, and investments together with the net proceeds from the February Offering, will allow the Company to continue its operations for at least 12 months from the issuance date of these financial statements. If the Company is unable to obtain additional funding, the Company may be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2021.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. The new standard intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to primarily be made prospectively, with some changes to be made retrospectively. The Company adopted the amendment in January 2021 with no impact on the financial statements.

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

In March 2019, and in connection with the 2016 Columbia Agreement, the Company entered into a research services agreement (the “2019 Columbia Research Agreement”) with Columbia University with the purpose of analyzing structural and functional changes in brain tissue in an animal model of galactosemia, and the effects of certain compounds whose intellectual property rights were licensed to the Company as part of the 2016 Columbia Agreement on any such structural and functional changes. The 2019 Columbia Research Agreement had a term of 12 months from its effective date and expired in accordance with its terms.

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

During the three months ended March 31, 2021, the Company recorded $0 in research and development expense and $32,000 in general and administrative expense related to the Columbia Agreements. During the three months ended March 31, 2020, the Company recorded $0.3 million in research and development expense and $40,000 in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $2.4 million in expense from the execution of the Columbia Agreements through March 31, 2021.

As of March 31, 2021, the Company had $32,000 due to Columbia University included in accrued expenses and $0 included in accounts payable. As of December 31, 2020, the Company had $0.1 million due to Columbia University included in accrued expenses and $0 included in accounts payable.

University of Miami

2020 Miami License Agreement

On October 28, 2020, the Company entered into a license agreement with the University of Miami (the “2020 Miami License Agreement”) relating to certain technology that is co-owned by the University of Miami (UM), the University of Rochester (UR) and University College London (UCL). UM was granted an exclusive agency from UR and UCL to license each of their rights in the technology. Pursuant to the 2020 Miami License Agreement, UM, on behalf of itself and UR and UCL, granted the Company a royalty-bearing, sublicensable license that is exclusive with respect to certain patent applications and patents that may grant from the applications, and non-exclusive with respect to certain know-how, in each case to research, develop, make, have made, use, sell and import products for use in treating and/or detecting certain inherited neuropathies, in particular those caused by mutation in the sorbitol dehydrogenase

(SORD) gene. The license grant is worldwide. Under the 2020 Miami License Agreement, the Company is obligated to use commercially reasonable efforts to develop, manufacture, market and sell licensed products in the licensed territory, and to comply with certain obligations to meet specified development milestones within defined time periods. UM retains for itself UR and UCL the right to use the licensed patent rights and licensed technology for their internal non-commercial educational, research and clinical patient care purposes, including in sponsored research and collaboration with commercial entities.

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

The 2020 Miami License Agreement terminates upon the later of the expiration of all issued patents and filed patent applications or 10 years after the first commercial sale of the last product or process for which a royalty is due, unless earlier terminated. In addition, the 2020 Miami License Agreement may be terminated by the Company at any time upon 60 days prior written notice to UM, and may be terminated by either the Company or UM upon material breach of an obligation if action to cure the breach is not initiated within 60 days of receipt of written notice.

During the three months ended March 31, 2021, the Company recorded $25,000 in research and development expense related to the 2020 Miami License Agreement. In aggregate, the Company has incurred $2.1 million in expense from execution of the 2020 Miami License Agreement through March 31, 2021.

The Company had $0.5 million and $1.6 million due to UM included in accrued expenses as of March 31, 2021 and December 31, 2020, respectively, relating to the 2020 Miami License Agreement.

2020 Miami Option Agreement

On October 28, 2020, the Company entered into an option agreement with the University of Miami (the “2020 Miami Option Agreement”) concerning certain research activities and technology relating to SORD neuropathy that may be pursued and developed by UM. Under the 2020 Miami Option Agreement, if UM conducts such research activities, then UM is obligated to grant the Company certain option rights to access and use the research results and to obtain licenses to any associated patent rights upon the Company making specified payments to UM within specified time limits. If the Company elects to obtain option rights the Company will be required to make payments to UM in the low-six figures to the low-seven figures, depending upon the rights the Company elects to obtain, and the Company will be obligated to make certain milestone payments in the high-six figures to mid-seven figures if UM conducts and completes certain research activities within specified time periods and the Company elects to receive rights to use the results of that research.

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

During the three months ended March 31, 2021, the Company recorded $0.1 million in research and development expense in relation to the 2020 Miami Research Agreement. The Company recorded $0.1 million and

$4,000 as of March 31, 2021 and December 31, 2020, respectively, in accrued expense in relation to the 2020 Miami Research Agreement.

Bayh-Dole Act

Some of the intellectual property rights the Company has licensed, including certain rights licensed in the agreements described above, may have been generated through the use of U.S. government funding. As a result, the U.S. government may have certain rights to intellectual property embodied in the Company’s current or future product candidates under the Bayh-Dole Act of 1980, or Bayh-Dole Act, including the grant to the government of a non-exclusive, worldwide, freedom to operate license under any patents, and the requirement, absent a waiver, to manufacture products substantially in the United States.  To the extent any of the Company’s current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of March 31, 2021, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report.

	As of March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$8,561	$—	$—	$8,561
Money market funds	75,506	—	—	75,506
Total cash and cash equivalents	$84,067	$—	$—	$84,067
U.S. government agency debt securities	—	63,992	—	63,992
Total marketable securities	$—	$63,992	$—	$63,992
Total financial assets measured at fair value on a recurring basis	$84,067	$63,992	$—	$148,059

Investments in U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period. During the period ended March 31, 2021, there were no transfers of financial assets between Level 1 and Level 2.

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

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of March 31, 2021				As of December 31, 2020
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
US government agency debt security	64,146	5	(159)	63,992	39,475	11	(123)	39,363
Total	$64,146	$5	$(159)	$63,992	$39,475	$11	$(123)	$39,363

As of March 31, 2021, the Company’s investment portfolio reported an unrealized loss of $0.2 million. Based on its evaluations, the Company determined that a credit loss allowance is not required since the decline was not related to underlying credit issues of the counterparties. The counterparties to these investments have high credit quality with investment grade ratings of at least AA+ or above, along with a history of no defaults. No single investment in the corporate bond portfolio had an individually material unrealized loss and in the aggregate. The total amount of unrealized losses of $0.2 million as of March 31, 2021 was only 0.24% of the total amortized costs basis of the investment portfolio. In addition, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. Accordingly, based on the foregoing evaluation, the Company did not record any credit losses during the three months ended March 31, 2021 and the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Statements of Comprehensive Loss. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Statements of Comprehensive Loss.

Contractual maturities of the Company’s marketable securities are summarized as follows:

	As of March 31, 2021				As of December 31, 2020
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$64,146	$5	$(159)	$63,992	$39,475	$11	$(123)	$39,363
Due in one through two years	—	—	—	—	—	—	—	—
Total	$64,146	$5	$(159)	$63,992	$39,475	$11	$(123)	$39,363

At March 31, 2021, the Company had $5,000 of gross unrealized gains and $0.2 million of gross unrealized losses primarily due to fluctuations in the fair value of certain U.S. government agency debt securities.

During the three months ended March 31, 2021, the Company recorded gross realized losses of $56,000 and gross realized gains of $0 from the sale of marketable securities.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2021 are as follows:

	As of March 31, 2021
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	(159)	33,794	—	—	(159)	33,794
Total	$(159)	$33,794	$—	$—	$(159)	$33,794

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2020 are as follows:

	As of December 31, 2020
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	(123)	14,073	—	—	(123)	14,073
Total	$(123)	$14,073	$—	$—	$(123)	$14,073

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Prepaid research and development expenses	3,906	2,349
Insurance Premium Asset	473	1,463
Prepaid rent expenses	108	108
Prepaid insurance expenses	142	91
Prepaid Commercial and Patient Advocacy	914	968
Research and Development Tax Credit Receivable	500	500
Interest Receivable	91	5
Other prepaid expenses and current assets	213	280
Total prepaid expenses & other current assets	$6,347	$5,764

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Accrued pre-clinical and clinical expenses	$12,314	$13,742
Short-term insurance financing note	—	1,074
Accrued professional fees	359	511
Accrued compensation and benefits	700	2,103
Accrued commercial expenses	1,415	502
Accrued patent expenses	574	1,704
Other	522	553
Total accrued expenses & other current liabilities	$15,884	$20,189

7. STOCK-BASED COMPENSATION

Equity Incentive Plans

In May 2019, the Company’s board of directors (the “Board”) adopted its 2019 Equity Incentive Plan (“2019 Plan”), which was subsequently approved by its stockholders and became effective on May 13, 2019. As a result, no additional awards under the Company’s 2016 Equity Incentive Plan, as amended (the “2016 Plan”) will be granted and all outstanding stock awards granted under the 2016 Plan that are repurchased, forfeited, expired, or are cancelled will become available for grant under the 2019 Plan in accordance with its terms. The 2016 Plan will continue to govern outstanding equity awards granted thereunder.

The 2019 Plan provides for the issuance of incentive stock options (“ISOs”) to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards to the Company’s employees, officers, and directors, as well as non- employees, consultants, and affiliates to the Company. Under the terms of the 2019 Plan, stock options may not be granted at an exercise price less than fair market value of the Company’s common stock on the date of the grant. The 2019 Plan is administered by the Compensation Committee of the Company’s Board.

Initially, subject to adjustments as provided in the 2019 Plan, the maximum number of the Company’s common stock that may be issued under the 2019 Plan is 4,530,000 shares, which is the sum of (i) 1,618,841 new shares, plus (ii) the number of shares (not to exceed 2,911,159 shares) that remained available for the issuance of awards under the 2016 Plan, at the time the 2019 Plan became effective, and (iii) any shares subject to outstanding stock options or other stock awards granted under the 2016 Plan that are forfeited, expired, or reacquired. The 2019 Plan provides that the number of shares reserved and available for issuance under the 2019 Plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board. Subject to certain changes in capitalization of the Company, the aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of ISOs shall be equal to 13,000,000 shares of common stock. Stock options awarded under the 2019 Plan expire 10 years after grant and typically vest over four years.

As of March 31, 2021, there were 1,089,911 shares of common stock available for issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees (in thousands):

	Three Months Ended
	March 31,
(in thousands)	2021		2020
Research and development	$	$ 799	$642
General and administrative		2,182	689
Total stock-based compensation expense		$2,981	$1,331

Stock Option Activity

During the three months ended March 31, 2021 the Company did not grant any options to shares of common stock. For the three months ended March 31, 2021 and 2020, amortization of stock compensation of options amounted to $2.5 million and $1.3 million, respectively. As of March 31, 2021 and 2020, the total unrecognized stock-based compensation balance for unvested options was $22.7 million and $15.4 million, respectively, which is expected to be recognized over 2.9 and 1.6 years, respectively. The weighted-average fair value of options granted during the three months ended March 31, 2021 and 2020 was $0 per share and $21.65 per share, respectively.

The following table summarizes the information about options outstanding at March 31, 2021:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2020	4,529,675	$12.87	8.49	$51,103
Options granted	—	—
Options exercised	(37,400)	1.80		776
Forfeited	(605)	44.02
Expired	—	—
Outstanding at March 31, 2021	4,491,670	$12.87	8.49	$40,339

Exercisable at March 31, 2021	2,698,163	$6.59	7.78	$35,077
Nonvested at March 31, 2021	1,793,507	$22.54	8.94	$5,262

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
Expected term (in years)	—	6.1
Volatility	—%	68.77%
Risk-free interest rate	—%	0.59%
Dividend yield	—%	—%

Restricted Stock Unit Activity

For the three months ended March 31, 2021 and 2020, amortization of stock compensation of RSUs amounted to $0.5 million and $19,000, respectively. As of March 31, 2021 and 2020, the unamortized compensation costs associated with non-vested restricted stock awards were $5.9 million and $1.2 million, respectively, with a weighted-average remaining amortization period of 3.2 and 3.9 years, respectively.

The following table summarizes the information about restricted stock units outstanding at March 31, 2021:

		Weighted-Average	Aggregate
		Grant Date	Intrinsic Value
(in thousands, except for share data)	Shares	Fair Value	As of December 31, 2021
Outstanding at December 31, 2020	206,529	$36.08	4,546
Awarded	—	—
Released	(1,988)	44.02
Forfeited	(262)	44.02
Outstanding at March 31, 2021	204,279	$36.08	$3,831
Nonvested at March 31, 2021	195,163	$35.99	$3,831

Weighted Average Remaining Recognition Period (in years)	3.2

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of March 31, 2021, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of March 31, 2021, and December 31, 2020, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Equity Distribution Agreement

In June 2020, the Company entered into the Equity Distribution Agreement with Goldman to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. The issuance and sale of shares of common stock by the Company pursuant to the Equity Distribution Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended, or the Securities Act. Goldman is entitled to compensation for its services equal to up to 3.0% of the gross offering proceeds of all shares of the Company’s common stock sold through it as a sales agent pursuant to the Equity Distribution Agreement. As of March 31, 2021, the Company had received no proceeds from the sale of shares of common stock pursuant to the Equity Distribution Agreement.

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

On February 21, 2020, two warrantholders exercised 185,634 warrants in a cashless exercise at net, and the Company issued 176,092 shares of common stock. On February 24, 2020, a warrantholder exercised 72,818 warrants in a cashless exercise at net, and the Company issued 69,094 shares of common stock.

On February 5, 2021, a warrantholder exercised 27,855 warrants on a cash basis and received 27,855 shares of common stock. The Company received $69,000 in cash proceeds for the exercise of these warrants.

Warrants Issued with the 2018 Notes

On January 18, 2018, the Company entered into a placement agent agreement through which it became obligated to issue common stock warrants in connection with the issuance of convertible promissory notes, issued on February 5, 2018 (the “2018 Notes”). The obligation to issue the 2018 Notes Warrants was recorded as a liability at its fair value, (see Note 3), which was initially $0.1 million, and was included in the issuance costs of the 2018 Notes. On November 5, 2018, in connection with the extinguishment of the 2018 Notes into shares of Series B Preferred Stock, the Company issued the 2018 Notes Warrants, which were equity-classified warrants upon issuance, to purchase 76,847 shares of common stock, valued at $0.3 million. The 2018 Notes Warrants vested immediately upon issuance and have an exercise price of $6.59 per share and expire on November 4, 2028.

On February 24, 2020, a warrantholder exercised 386 warrants in a cashless exercise at net, and the Company issued 333 shares of common stock. On June 24, 2020, a warrantholder exercised 20,331 warrants in a cashless exercise at net, and the Company issued 17,369 shares of common stock.

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

In February 2019, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue warrants to purchase 23,867 shares of common stock (collectively the “2019 Warrants”), valued in the aggregate at $0.1 million, which was included in the issuance costs for the Series B Preferred Stock. The warrants vested immediately upon issuance, have an exercise price of $8.24 per share and expire 10 years from the date of issuance.

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

On January 14, 2020, a warrantholder exercised 220 warrants in a cashless exercise at net, and the Company issued 146 shares of common stock. On February 24, 2020, a warrantholder exercised 5,193 warrants in a cashless exercise at net, and the Company issued 4,313 shares of common stock. On June 24, 2020, a warrantholder exercised 24,309 warrants in a cashless exercise at net, and the Company issued 19,882 shares of common stock.

A summary of the Company’s outstanding common stock warrants as of March 31, 2021 is as follows:

Warrants
Outstanding as of December 31, 2020	153,473
Warrants granted and issued	—
Warrants exercised	(27,855)
Warrants exchanged	—
Balance as of March 31, 2021	125,618

10. LEASES

The following table summarizes the Company’s lease related costs for the three months ended March 31, 2021 and 2020:

		Operating (in thousands)
Lease Cost	Statement of Operations Location	2021	2020
Operating Lease Cost	General and administrative	$126	$121
Total Lease Cost		$126	$121

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
Other Information	2021	2020
Weighted-average remaining lease term
Operating leases	3.56 years	4.59 years
Weighted-average discount rate
Operating leases	5.69%	5.69%

The following table summarizes the maturities of lease liabilities as of March 31, 2021:

Operating
Year	(in thousands)
2021	$371
2022	507
2023	515
2024	424
Thereafter	—
Total lease payments	1,817
Less: interest	178
Total lease liabilities	$1,639

11. INCOME TAXES

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the Covid-19 pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. The CARES Act did not have a material impact on our financial statements for the three months ended March 31, 2021. The Company continues to monitor any effects that may result from the CARES Act.

During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made approximately $0.1 million and $25,000 in matching contributions to the plan during the three months ended March 31, 2021 and 2020, respectively.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three months ended March 31, 2021 and 2020, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands, except for share data)	2021	2020
Numerator:
Net loss	$(24,179)	$(12,369)
Denominator:
Weighted-average common stock outstanding	24,135,735	20,840,658
Net loss per share attributable to common stockholders - basic and diluted	$(1.00)	$(0.59)

The Company’s potentially dilutive securities, which include restricted stock units, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding for the three months ended March 31, 2021 and 2020, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of
	March 31,
	2021	2020
Options to purchase common stock	4,491,670	4,238,892
Restricted stock units	204,279	—
Warrants to purchase common stock	125,618	198,113

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three months ended March 31, 2021 and 2020, the Company made payments to Alexandria LaunchLabs of approximately $23,000 and $24,000, respectively, under the LaunchLabs Agreement, which was recognized in research and development expenses. As of March 31, 2021, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement.

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

AT-007 is a novel central nervous system, or CNS, penetrant ARI that we are developing for the treatment of rare metabolic diseases, including galactosemia, a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of galactosemia. We have completed an adult study in healthy volunteers and galactosemia patients, demonstrating that AT-007 is safe and well tolerated, and significantly reduces plasma galactitol levels vs. placebo. Galactitol is a toxic metabolite of galactose, which is formed in galactosemia patients by aberrant activity of aldose reductase when galactose is present at high levels. A pediatric study is underway in children with galactosemia, assessing the impact of AT-007 vs. placebo on safety, biomarker reduction of galactitol, and long-term functional outcomes. On April 13, 2021, we presented data featuring a cross-sectional analysis of nineteen pediatric patients with Classic Galactosemia, providing meaningful insight on the progressive worsening of the central nervous system phenotype with age.

AT-007 is also being studied in a rare disease caused by Sorbitol Dehydrogenase deficiency, called SORD deficiency. Aldose Reductase is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by Sorbitol Dehydrogenase, which converts sorbitol to fructose. Patients with SORD deficiency accumulate very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which results in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in drosophila and cell models of SORD deficiency demonstrates that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. Preclinical studies on AT-007 have demonstrated significant reduction in sorbitol levels in fibroblasts from SORD deficient patients. In March 2021, we initiated a Phase 2 pilot study in SORD deficiency. We are in the process of discussing regulatory requirements for approval in SORD deficiency and plan to advance AT-007 towards registration for this indication.

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

We are in the process of building out our commercial infrastructure and expect commercial expenditures to continue as we prepare for potential galactosemia commercial launch, including additional costs related to marketing, market access, market research and sales and forecasting, as well as an increase in compensation expense related to several new hires in connection with the build-out.

Since inception in 2016, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any revenue.

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $94.0 million and $24.2 million for the year ended December 31, 2020 and the three months ended March 31, 2021, respectively. As of March 31, 2021, we had an accumulated deficit of $184.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company that we did not previously incur or had previously incurred at lower rates as a private company, including significant legal, accounting, investor relations and other expenses. As of March 31, 2021, we had cash and cash equivalents and short-term investments of $148.1 million.

February 2021 Secondary Public Offering

In February 2021, we issued and sold 3,000,000 shares of common stock at a public offering price of $23.00 per share, with an additional 450,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares in the February Offering. We received aggregate net proceeds, net of underwriting discounts and commissions and offering costs of $74.4 million.

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

Commercial expenses consist of payroll expense for commercial personnel, as well as marketing, market research, market access, and other focused investments to support launch of drug candidates and generate evidence of commercial potential and value proposition. Commercial expenses are included in general and administrative expenses.

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

Results of Operations

Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2021	2020
Operating expenses:
Research and development	$14,448	$7,271
General and administrative	9,751	5,196
Total operating expenses	24,199	12,467
Loss from operations	(24,199)	(12,467)
Other income (expense), net:
Interest income (expense), net	76	122
Other income (expense)	(56)	(24)
Other income (expense), net	20	98
Net loss	$(24,179)	$(12,369)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020	Increase
Clinical and pre-clinical	$6,454	$5,162	$1,292
Drug manufacturing and formulation	5,820	616	5,204
Personnel expenses	1,092	782	310
Stock-based compensation	799	642	157
Regulatory and other	283	69	214
Total research and development expenses	$14,448	$7,271	$7,177

Research and development expenses for the three months ended March 31, 2021 were $14.4 million, compared to $7.3 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, the increase of $7.2 million was primarily related to:

●	an increase in clinical and pre-clinical expense of $1.3 million, primarily related to the progression of the AT-007 ACTION-Galactosemia adult extension study, the AT-007 ACTION-Galactosemia Kids pediatric registrational study and the AT-001 Phase 3 ARISE-HF clinical study;
●	an increase in drug manufacturing and formulation costs of $5.2 million primarily related to the progression of the manufacturing campaigns and the completion and release of AT-001 and AT-007 drug product batches;
●	an increase in personnel expenses of $0.3 million due to the increase in headcount in support of our clinical program pipeline;
●	an increase in stock-based compensation of $0.2 million due to new stock option and restricted stock unit grants; and
●	an increase in regulatory and other expenses of $0.2 million relating to an increase in clinical consulting fees during the three months ended March 31, 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020	Increase
Legal and professional fees	$1,771	$2,182	$(411)
Commercial Expenses	1,932	—	1,932
Personnel expenses	1,544	610	934
Stock-based Compensation	2,182	689	1,493
Insurance Expenses	1,010	784	226
Other expenses	1,312	931	381
Total general and administrative expenses	$9,751	$5,196	$4,555

General and administrative expenses were $9.8 million for the three months ended March 31, 2021, compared to $5.2 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, the increase of $4.6 million was primarily related to:

●	an increase of $1.9 million related to the establishment of a commercial department;
●	an increase in stock-based compensation of $1.5 million and increase in personnel expenses of $0.9 million related to an increase in headcount;
●	an increase of $0.2 million related to increased insurance costs;
●	an increase of $0.4 million in other expenses relating to increased costs of rent and other office expenses; and
●	a $0.4 million decrease in legal and professional fees due to lower external legal fees.

Interest Income (Expense), Net

Interest income was $76,000 for the three months ended March 31, 2021, as compared to $0.1 million for the three months ended March 31, 2020. The change was primarily related to interest income from our marketable securities of $76,000 for the three months ended March 31, 2021, compared to $0.1 million for the three months ended March 31, 2020.

Other Income (Expense)

Other expense was $56,000 for the three months ended March 31, 2021, compared to $24,000 for the three months ended March 31, 2020. The change was primarily related to the realized loss of $56,000 related to the sale and or maturities of marketable securities during 2021. During the three months ended March 31, 2020, there was a realized loss of $25,000 related to loss on foreign exchange transactions.

Liquidity and Capital Resources

Since our inception through March 31, 2021, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We expect our existing cash and cash equivalents and short-term investments of $148.1 million as of March 31, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(22,213)	$(18,855)
Net cash used in investing activities	(24,672)	(41,711)
Net cash provided by financing activities	73,486	134,219
Net increase (decrease) in cash and cash equivalents	$26,601	$73,653

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021, was $22.2 million. For the three months ended March 31, 2021, the increase was primarily due to our net losses of $24.2 million, a decrease in accrued expenses of $3.3 million, an increase in prepaid expenses of $1.6 million, and a decrease in operating lease liability of $0.1 million. This is partially offset by an increase of $2.8 million in accounts payable, $3.0 million in non-cash stock-based compensation expense, $1.0 million of amortization of insurance premium, and $0.1 million in amortization of operating lease right-of-use assets.

Net cash used in operating activities for the three months ended March 31, 2020, was $18.9 million, primarily due to our net losses of $12.4 million from clinical and pre-clinical expenses.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $24.7 million relating to our purchase of available-for-sale securities for $88.0 million, offset by the proceeds from the sale and maturities of available-for-sale securities of $0.5 million and $62.8 million, respectively.

Net cash used in investing activities for the three months ended March 31, 2020 was $41.7 million relating to our purchase of available-for-sale securities for $41.7 million.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $73.5 million, primarily from the cash proceeds from the February Offering of $74.4 million, $67,000 from the exercise of stock options for common stock under the 2019 Plan, and $69,000 from the exercise of warrants for common stock. This was partially offset by the payment of short-term borrowings of $1.1 million.

In June 2020, we entered into the Equity Distribution Agreement with Goldman to sell shares of our common stock, from time to time, having an aggregate offering price of up to $100 million. As of March 31, 2021, we had received no proceeds from the sale of shares of common stock pursuant to the Equity Distribution Agreement.

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

Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:

●	the initiation, scope, progress, timing, costs and results of our ongoing and planned clinical trials for our product candidates;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions;
●	the achievement of milestones or occurrence of other developments that trigger payments under the Columbia Agreements, the 2020 Miami License Agreement, the 2020 Miami Research Agreement, the 2020 Miami Option Agreement, or other agreements we may enter into;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
●	the effect of competing technological and market developments;
●	the cost and timing of completion of clinical or commercial-scale manufacturing activities;
●	the costs of operating as a public company;
●	the extent to which we in-license or acquire other products and technologies;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our product candidates, if approved; and
●	the initiation, progress, timing and results of the commercialization our product candidates, if approved, for commercial sale.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2021:

	Payments Due By Period
		Less Than			More Than
(in thousands)	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
Operating lease commitments(1)	$1,817	$497	$1,320	$—	$—
Total	$1,817	$497	$1,320	$—	$—

(1)	Represents future minimum lease payments under our operating leases for office space.

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

We may incur potential contingent payments upon our achievement of clinical, regulatory, and commercial milestones, as applicable, or royalty payments that we may be required to make under the 2016 and 2019 Columbia Agreements, the 2020 Miami License Agreement, the 2020 Miami Option Agreement, and the 2020 Miami Research Agreement, pursuant to which we have in-licensed certain intellectual property. Due to the uncertainty of the achievement and timing of the events requiring payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time and are excluded from the table above.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, cash equivalents and short-term investments of $148.1 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

The securities in our investment portfolio are not leveraged and are classified as available-for-sale. These available-for-sale securities are short-term in nature and subject to minimal interest rate risk. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. A change of 50 to 100 basis points would result in a change of $0.1 million to $0.2 million, respectively, on the value of our investment portfolio.

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

As of March 31, 2021, we had cash and cash equivalents of $84.1 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. A change of 50 to 100 basis points would result in a change of $60,000 to $0.1 million, respectively, on the value of our portfolio.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate loss during the three months ended March 31, 2021. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2021, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

The following is a summary of the risk factors included in this Item 1A and is qualified entirely by the disclosure included in the rest of this Item 1A:

Risks Related to Our Financial Position and Capital Needs

●	We have incurred and expect to continue to incur substantial operating losses and our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
●	Our operating history makes evaluating our business and future viability more difficult.
●	We will require substantial additional funding to finance our operations, and may suffer consequences to our development programs upon failure to do so.
●	Raising additional capital may cause adverse effects.

Risks Related to the Development and Commercialization of Our Product Candidates

●	Our success is substantially dependent on the successful clinical development, regulatory approval and commercialization of our product candidates and may be adversely affected upon failure to do so.
●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and our results may not be sufficient for the necessary regulatory approvals.
●	Clinical drug development involves a lengthy and expensive process and the development of additional product candidates is risky and uncertain.
●	We may be unable to obtain/maintain or receive the benefits of regulatory approval, rare pediatric disease designation/exclusivity, accelerated registration pathways, breakthrough therapy designations or fast track designations for our product candidates, as applicable.
●	Clinical trials are expensive, time consuming and subject to factors outside our control.
●	Our product candidates may cause undesirable side effects, affecting regulatory approval, commercial potential or result in significant negative consequences following any potential marketing approval.
●	Interim, “top line” and preliminary data from our clinical trials may be subject to change.
●	The market opportunities for our product candidates may be smaller than we believe or approval we obtain may narrow our patient population.
●	We may face substantial competition.
●	We may face risks related to strategic collaborations to develop our product candidates
●	Our product candidates may fail to achieve market acceptance necessary for commercial success.
●	We may face risks related to any potential international operations.
●	We may be adversely affected by product liability lawsuits.
●	Our insurance policies may be inadequate and potentially expose us to unrecoverable risks.

Risks Related to Regulatory Compliance

●	We are subject to healthcare laws and regulations, which carry substantial penalties for noncompliance.
●	Coverage and adequate reimbursement may not be available for our product candidates.
●	Healthcare reform measures may have a negative impact on our business and results of operations.

Risks Related to Our Dependence on Third Parties

●	Third-parties may conduct our preclinical studies and clinical trials in an unsatisfactory manner.
●	We intend to rely on third parties to produce supplies of our product candidates.
●	We and our third-party affiliates are subject to environmental, health and safety laws and regulations.

Risks Related to Our Intellectual Property

●	Breaches of our license agreements may result in the adverse effects to our ability to continue the development and commercialization of our product candidates.
●	Insufficient patent protection could allow our competitors to develop and commercialize products and technology similar or identical to ours.

●	Obtaining and maintaining our patent rights is expensive, complicated and labor intensive and patent terms may be inadequate to protect our competitive position on our product candidates.
●	We may be subject to claims alleging violations of intellectual property rights.
●	Changes in patent law could impair our ability to protect our product candidates.
●	We may be unable to protect our intellectual property rights.
●	Intellectual property rights do not necessarily address all potential threats to our business.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

●	We are highly dependent on the services of our current executive officers.
●	We may experience difficulties resulting from the expansion of our organization.
●	We may be subject to security breaches in our information technology systems.
●	Our employees and the third-parties we deal with may engage in misconduct or improper activities.
●	Our business may be adversely affected by the coronavirus outbreak.

Risks Related to Ownership of Our Common Stock

●	The market price of our common stock may be volatile and fluctuate substantially.
●	Concentration of stock ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
●	We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

General Risk Factors

●	We may be affected by unfavorable research or reports.
●	We may use our cash and cash equivalents ineffectively or in ways with which you do not agree.
●We are subject to risks as an “emerging growth company” and a public company.
●	We may avail ourselves of defensive and forum selection provisions in our governing documents and under Delaware law.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $94.0 million and $45.5 million for the years ended December 31, 2020 and 2019, respectively and $24.2 million and $12.4 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $184.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2021, our cash, cash equivalents and marketable securities was $148.1 million. Based on our current operating and research and development plans, we believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2021 will be sufficient to fund our projected operations through at least the next 12 months from the date the financial statements were issued. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, including through the Equity Distribution Agreement (as defined above), third party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of March 31, 2021 and December 31, 2020.

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

For the purposes of the rare pediatric disease program, a “rare pediatric disease” is a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years or a rare disease or conditions within the meaning of the Orphan Drug Act. Under the FDA’s rare pediatric disease priority review voucher, or RPD-PRV, program, upon the approval of an NDA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for an RPD-PRV that can be used to obtain priority review for a subsequent NDA. The sponsor of the application may transfer (including by sale) the RPD-PRV to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. Congress has extended the RPD-PRV program until September 30, 2024, with potential for vouchers to be granted until 2026. This program has been subject to criticism, including by the FDA. As such it is possible that even though we have obtained qualification for a RPD-PRV, the program may no longer be in effect at the time of approval. Also, although priority review vouchers may be sold or transferred to third parties, there is no guaranty that we will be able to realize any value if we obtained, and subsequently were able to sell a priority review voucher.

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

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the U.S. administration may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions, including the executive orders, will be implemented and the extent to which they will affect the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Additional changes that may affect our business include the expansion of programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015. At this time, the full impact of the introduction of the Medicare quality payment program on overall physician reimbursement is unclear.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. While some of the proposed measures will require authorization through additional legislation to become effective, the U.S. Congress have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. On April 21, 2021, the Lower Costs, More Cures Act of 2021 was introduced, a bill intended to reduce Medicare and Medicaid prescription drug prices, including by restructuring the Medicare Part B reimbursement and Medicare Part D benefit and modifying aspects of the Medicaid Drug Rebate Program. An even more restrictive bill, the Lower Drug Costs Now Act, was introduced in the House of Representatives on September 19, 2019 and re-introduced on April 22, 2021, and would require the U.S. Department of Health and Human Services (HHS) to directly negotiate drug prices with manufacturers. It is unclear whether either of these bills will make it through both chambers and be signed into law, and, if enacted, what effect they would have on our business. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

We and our CROs are required to comply with the good laboratory practices, or GLPs, and GCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. We have selected trademarks for some of our later stage product candidates and have filed applications to register those trademarks for our current or any future product candidates. For other earlier stage product candidates, we have not yet selected trademarks or begun the process of applying to register trademarks. Our pending trademark applications, and any future trademark applications, may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

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

As of March 31, 2021, we had 24 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The Covid-19 pandemic, (“Covid-19”) has had and may continue to have a material impact on our operations. Infections and deaths related to Covid-19 continue to disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA approval with respect to, our clinical trials. In addition, other known and unknown factors caused by Covid-19 could materially delay our clinical trials, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to Covid-19. For example, with respect to our trials related to AT-001 for the treatment of Diabetic Cardiomyopathy, we have experienced, and continued to experience, delays in patient enrollment. Furthermore, we may experience additional delays in patient enrollment that we may not be able to mitigate. In addition, we have partnered with clinical research organizations, or CROs, to conduct clinical studies in jurisdictions, such as the EU, that have been affected by the spread of Covid-19. There is a possibility that such CROs may become unavailable or that the clinical trials they manage may be delayed due to Covid-19 or containment efforts associated with it. Such events may lead to termination of our relationship with affected CROs, affecting the development and study of our product candidates. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates, and increase the costs related to such development. While Covid-19 vaccines have become available both domestically and internationally, the effects of Covid-19, including the impacts described above may last longer than expected, extending such impacts, and materially impacting our business, financial condition, and results of operations.

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

Based upon shares of our common stock outstanding as of March 31, 2021, and after giving effect to the February Offering, our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 32.6% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2021, we had outstanding 22,493,661 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the future.

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

The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. Equity research analysts may discontinue research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. We do not have any control over the analysts, or the content and opinions included in their reports. The price of our shares could decline if one or more equity research analysts downgrade our shares or issue other unfavorable commentary or research about us. If one or more equity research analysts cease coverage of us or fail to publish reports on us regularly, demand for our shares could decrease, which in turn could cause the trading price or trading volume of our common stock to decline.

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

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find an exclusive-forum provision in our amended and restated certificate of incorporation or our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2021, we issued 27,855 shares of our common stock in connection with the exercise of warrants issued in March 2017.

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

APPLIED THERAPEUTICS, INC.

Date: May 11, 2021	By:	/s/ Shoshana Shendelman, Ph.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2021	By:	/s/ Charles Silberstein, M.D.
Chuck Silberstein, M.D.
Chief Financial Officer
(Principal Financial Officer)