Form 10-Q
period 2021-06-30
Applied Therapeutics Inc.
filed 2021-08-12
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

545 Fifth Avenue, Suite 1400

New York, New York 10017

(212) 220-9226

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	APLT	The Nasdaq Global Market

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

As of August 11, 2021, the registrant had 26,177,836 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,434	$57,466
Investments	47,182	39,363
Prepaid expenses and other current assets	9,634	5,764
Total current assets	135,250	102,593
Operating lease right-of-use asset	1,508	1,712
Security deposits and leasehold improvements	201	201
Total assets	$136,959	$104,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$426	$406
Accounts payable	3,310	640
Accrued expenses and other current liabilities	19,669	20,189
Total current liabilities	23,405	21,235
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	1,114	1,332
Total noncurrent liabilities	1,114	1,332
Total liabilities	24,519	22,567
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 26,130,536 shares and 22,493,661 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	323,360	242,780
Accumulated other comprehensive loss	(185)	(112)
Accumulated deficit	(210,738)	(160,731)
Total stockholders' equity	112,440	81,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136,959	$104,506

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
OPERATING EXPENSES:
Research and development	$14,802	$20,758	$29,250	$28,028
General and administrative	11,073	7,522	20,824	12,725
Total operating expenses	25,875	28,280	50,074	40,753
LOSS FROM OPERATIONS	(25,875)	(28,280)	(50,074)	(40,753)
OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	169	183	245	304
Other income (expense)	(122)	38	(178)	21
Total other income (expense), net	47	221	67	325
Net loss	$(25,828)	$(28,059)	$(50,007)	$(40,428)
Net loss attributable to common stockholders—basic and diluted	$(25,828)	$(28,059)	$(50,007)	$(40,428)
Net loss per share attributable to common stockholders—basic and diluted	$(0.99)	$(1.27)	$(1.99)	$(1.88)
Weighted-average common stock outstanding—basic and diluted	26,082,525	22,062,030	25,114,508	21,451,344

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Loss	$(25,828)	$(28,059)	$(50,007)	$(40,428)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(31)	(118)	(73)	(27)
Other comprehensive gain (loss), net of tax	(31)	(118)	(73)	(27)
Comprehensive income (loss), net of tax	$(25,859)	$(28,177)	$(50,080)	$(40,455)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
BALANCE, January 1, 2020	18,531,560	$1	$99,378	$(66,770)	$(2)	$32,607
Issuance of common stock upon secondary public offering, net of issuance costs of $714	3,152,712	1	134,127	—	—	134,128
Exercise of options for common stock issued under Equity Incentive Plan	35,027	—	81	—	—	81
Private placement issuance costs	—	—	(41)	—	—	(41)
Exercise of warrants for common stock	249,978	—	—	—	—	—
Stock-based compensation expense	—	—	1,331	—	—	1,331
Net loss	—	—	—	(12,369)	—	(12,369)
Other comprehensive income (loss)	—	—	—	—	91	91
BALANCE, March 31, 2020	21,969,277	2	234,876	(79,139)	89	155,828
Exercise of options for common stock issued under Equity Incentive Plan	324,614	—	1,342	—	—	1,342
Private placement issuance costs	—	—	(6)	—	—	(6)
Secondary public offering issuance costs	—	—	(25)	—	—	(25)
Registration of Form S-3 offering costs	—	—	(495)	—	—	(495)
Exercise of warrants for common stock	37,251	—	—	—	—	—
Stock-based compensation expense	—	—	1,737	—	—	1,737
Net loss	—	—	—	(28,059)	—	(28,059)
Other comprehensive income (loss)	—	—	—	—	(118)	(118)
BALANCE, June 30, 2020	22,331,142	$2	$237,429	$(107,198)	$(29)	$130,204

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2021	22,493,661	$2	$242,780	$(160,731)	$(112)	$81,939
Issuance of common stock upon secondary public offering, net of issuance costs of $203	3,450,000	1	74,386	—	—	74,387
Exercise of options for common stock issued under Equity Incentive Plan	37,400	—	67	—	—	67
Exercise of options for common stock not yet issued	(465)	—	(1)	—	—	(1)
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	1,988	—	—	—	—	—
Exercise of warrants for common stock	27,855	—	69	—	—	69
Stock-based compensation expense	—	—	2,981	—	—	2,981
Net loss	—	—	—	(24,179)	—	(24,179)
Other comprehensive income (loss)	—	—	—	—	(42)	(42)
BALANCE, March 31, 2021	26,010,439	$3	$320,282	$(184,910)	$(154)	$135,221
Secondary public offering issuance costs	—	—	35	—	—	35
Issuance of common stock for options exercised in prior periods under Equity Incentive Plan	465	—	1	—	—	1
Exercise of options for common stock issued under Equity Incentive Plan	82,668	—	341	—	—	341
Exercise of options for common stock not yet issued	(920)		(1)	—	—	(1)
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	37,884	—	—	—	—	—
Exercise of warrants for common stock	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,702	—	—	2,702
Net loss	—	—	—	(25,828)	—	(25,828)
Other comprehensive income (loss)	—	—	—	—	(31)	(31)
BALANCE, June 30, 2021	26,130,536	$3	$323,360	$(210,738)	$(185)	$112,440

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(50,007)	$(40,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,683	3,068
Amortization of operating lease right-of-use assets	204	186
Change in operating lease liability	(198)	(173)
Changes in operating assets and liabilities:
Financed insurance premium	(4,434)	—
Prepaid expenses	(1,482)	762
Accounts payable	2,670	(3,150)
Accrued expenses and other current liabilities	(2,603)	4,441
Amortization of insurance premium	2,046	528
Net cash used in operating activities	(48,121)	(34,766)
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(94,546)	(17,667)
Proceeds from sale of available-for-sale securities	500	—
Proceeds from maturities of available-for-sale securities	86,154	—
Net cash used in investing activities	(7,892)	(17,667)
FINANCING ACTIVITIES:
Proceeds from Secondary Public Offering, net of cash issuance costs of $702	—	134,127
Proceeds from February Offering, net of cash issuance costs of $165	74,420	—
Payment of Private Placement offering costs	—	(152)
Payment of registration statement on Form S-3 offering costs	—	(168)
Proceeds from financed insurance premium	4,434	—
Financed insurance premium down payment	—	(793)
Repayments of short-term borrowings	(2,350)	—
Exercise of stock options for common stock under Equity Incentive Plan	408	1,423
Exercise of Warrants	69	—
Net cash provided by financing activities	76,981	134,437
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,968	82,004
Cash and cash equivalents at beginning of period	57,466	18,850
Cash and cash equivalents at end of period	$78,434	$100,854
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Private placement costs in accrued expenses	$—	$43
Private placement costs in accounts payable	—	11
Secondary offering costs still in accrued expenses	$—	$25
Shelf offering costs still in accrued expense	$—	$224
Shelf offering costs still in accounts payable	—	103
Insurance premium obtained in exchange for a short-term loan	$—	$(4,015)
Unrealized gain (loss) on marketable securities	$(73)	$(27)

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

On June 12, 2020, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman”), as a sales agent to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100 million. Goldman may act as an agent on the Company’s behalf or purchase shares of the Company’s common stock as a principal. As of June 30, 2021, the Company has not sold any shares of common stock pursuant to the Equity Distribution Agreement.

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

The accompanying unaudited condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Annual Report, filed with the SEC on March 18, 2021 (the “Annual Report”).

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of June 30, 2021, results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2021.

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

On October 3, 2019, and in connection with the 2019 Columbia Agreement, the Company entered into a research services agreement (the “PI3k Columbia Research Agreement” and collectively with the 2016 Columbia Agreement, 2019 Columbia Agreement and 2019 Columbia Research Agreement, the “Columbia Agreements”) with Columbia University with the purpose of analyzing PI3k inhibitors for the treatment of lymphoid malignancies. The PI3k Columbia Research Agreement had a term of 18 months from its effective date and expired in accordance with its term.

During the three and six months ended June 30, 2021, the Company recorded $0 and $0, respectively, in research and development expense and $0.1 million and $0.2 million, respectively, in general and administrative expense related to the Columbia Agreements. During the three and six months ended June 30, 2020, the Company recorded $30,000 and $0.3 million, respectively, in research and development expense and $54,000 and $94,000, respectively, in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $2.5 million in expense from the execution of the Columbia Agreements through June 30, 2021.

As of June 30, 2021, the Company had $0.2 million due to Columbia University included in accrued expenses. As of December 31, 2020, the Company had $0.1 million due to Columbia University included in accrued expenses.

University of Miami

2020 Miami License Agreement

On October 28, 2020, the Company entered into a license agreement with the University of Miami (the “2020 Miami License Agreement”) relating to certain technology that is co-owned by the University of Miami (UM), the University of Rochester (UR) and University College London (UCL). UM was granted an exclusive agency from UR and UCL to license each of their rights in the technology. Pursuant to the 2020 Miami License Agreement, UM, on behalf of itself and UR and UCL, granted the Company a royalty-bearing, sublicensable license that is exclusive with respect to certain patent applications and patents that may grant from the applications, and non-exclusive with respect to certain know-how, in each case to research, develop, make, have made, use, sell and import products for use in treating and/or detecting certain inherited neuropathies, in particular those caused by mutation in the sorbitol dehydrogenase (SORD) gene. The license grant is worldwide. Under the 2020 Miami License Agreement, the Company is obligated to use commercially reasonable efforts to develop, manufacture, market and sell licensed products in the licensed territory, and to comply with certain obligations to meet specified development milestones within defined time periods. UM retains for itself, UR, and UCL the right to use the licensed patent rights and licensed technology for their internal non-commercial educational, research and clinical patient care purposes, including in sponsored research and collaboration with commercial entities.

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

During the three and six months ended June 30, 2021, the Company recorded $25,000 and $50,000, respectively, in research and development expense related to the 2020 Miami License Agreement. In aggregate, the Company has incurred $2.1 million in expense from execution of the 2020 Miami License Agreement through June 30, 2021.

The Company had $0.6 million and $1.6 million due to UM included in accrued expenses as of June 30, 2021 and December 31, 2020, respectively, relating to the 2020 Miami License Agreement.

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

During the three and six months ended June 30, 2021, the Company recorded $0.1 million and $0.1 million, respectively, in research and development expense in relation to the 2020 Miami Research Agreement. The Company recorded $0.1 million and $4,000 as of June 30, 2021 and December 31, 2020, respectively, in accrued expense in relation to the 2020 Miami Research Agreement.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of June 30, 2021, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report.

	As of June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$4,475	$—	$—	$4,475
Money market funds	73,959	—	—	73,959
Total cash and cash equivalents	$78,434	$—	$—	$78,434
U.S. government agency debt securities	—	47,182	—	47,182
Total marketable securities	$—	$47,182	$—	$47,182
Total financial assets measured at fair value on a recurring basis	$78,434	$47,182	$—	$125,616

Investments in U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period. During the period ended June 30, 2021, there were no transfers of financial assets between Level 1 and Level 2.

4. INVESTMENTS

Marketable Securities

Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the balance sheets.

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of June 30, 2021				As of December 31, 2020
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
US government agency debt security	47,367	3	(188)	47,182	39,475	11	(123)	39,363
Total	$47,367	$3	$(188)	$47,182	$39,475	$11	$(123)	$39,363

As of June 30, 2021, the Company’s investment portfolio reported an unrealized loss of $0.2 million. Based on its evaluations, the Company determined that a credit loss allowance is not required since the decline was not related to underlying credit issues of the counterparties. The counterparties to these investments have high credit quality with investment grade ratings of at least AA+ or above, along with a history of no defaults. No single investment in the portfolio had an individually material unrealized loss and in the aggregate. The total amount of unrealized losses of $0.2 million as of June 30, 2021 was only 0.40% of the total amortized costs basis of the investment portfolio. In addition, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. Accordingly, based on the foregoing evaluation, the Company did not record any credit losses during the three and six months ended June 30, 2021 and the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Statements of Comprehensive Loss. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Statements of Comprehensive Loss.

Contractual maturities of the Company’s marketable securities are summarized as follows:

	As of June 30, 2021				As of December 31, 2020
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$47,367	$3	$(188)	$47,182	$39,475	$11	$(123)	$39,363
Due in one through two years	—	—	—	—	—	—	—	—
Total	$47,367	$3	$(188)	$47,182	$39,475	$11	$(123)	$39,363

At June 30, 2021, the Company had $3,000 of gross unrealized gains and $0.2 million of gross unrealized losses primarily due to fluctuations in the fair value of certain U.S. government agency debt securities.

During the three and six months ended June 30, 2021, the Company recorded gross realized losses of $0.1 million and $0.2 million, respectively, and gross realized gains of $0 and $0, respectively, from the sale of marketable securities.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2021 are as follows:

	As of June 30, 2021
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	(188)	29,683	—	—	(188)	29,683
Total	$(188)	$29,683	$—	$—	$(188)	$29,683

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2020 are as follows:

	As of December 31, 2020
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	(123)	14,073	—	—	(123)	14,073
Total	$(123)	$14,073	$—	$—	$(123)	$14,073

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Prepaid research and development expenses	3,783	2,349
Insurance premium asset	3,851	1,463
Prepaid rent expenses	121	108
Prepaid insurance expenses	103	91
Prepaid commercial and patient advocacy	941	968
Research and development tax credit receivable	335	500
Interest receivable	-	5
Other prepaid expenses and current assets	500	280
Total prepaid expenses & other current assets	$9,634	$5,764

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Accrued pre-clinical and clinical expenses	$12,222	$13,742
Short-term insurance financing note	3,158	1,074
Accrued professional fees	608	511
Accrued compensation and benefits	1,277	2,103
Accrued commercial expenses	1,100	502
Accrued patent expenses	728	1,704
Other	576	553
Total accrued expenses & other current liabilities	$19,669	$20,189

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

As of June 30, 2021, there were 1,193,171 shares of common stock available for issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Research and development	$533	$621	$1,332	$1,263
General and administrative	2,169	952	4,351	1,622
Total stock-based compensation expense	$2,702	$1,573	$5,683	$2,886

Stock Option Activity

During the six months ended June 30, 2021 the Company granted 127,753 options to shares of common stock. For the three and six months ended June 30, 2021 and 2020, amortization of stock compensation of options amounted to $2.3 million and $4.8 million, respectively, and $1.6 million and $2.9 million, respectively. As of June 30, 2021, the total unrecognized stock-based compensation balance for unvested options was $21.4 million, which is expected to be recognized over 2.6 years. The weighted-average fair value of options granted during the six months ended June 30, 2021 and 2020 was $10.86 and $24.74, respectively.

The following table summarizes the information about options outstanding at June 30, 2021:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2020	4,529,675	$12.87	8.5	$51,103
Options granted	127,753	18.76
Options exercised	(120,068)	3.40		1,863
Forfeited	(27,872)	20.67
Expired	(210)	22.49
Outstanding at June 30, 2021	4,509,278	$13.24	8.1	$45,329

Exercisable at June 30, 2021	2,805,839	$7.98	7.6	$39,659
Nonvested at June 30, 2021	1,703,439	$21.90	8.8	$5,670

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the six months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30,
	2021	2020
Expected term (in years)	5.4	6.0
Volatility	69.85%	69.30%
Risk-free interest rate	0.91%	0.54%
Dividend yield	—%	—%

Restricted Stock Unit Activity

During the six months ended June 30, 2021 the Company granted 28,508 RSUs to shares of common stock. For the three months ended June 30, 2021 and 2020, amortization of stock compensation of RSUs amounted to $0.4 million and $0.2 million, respectively. For the six months ended June 30, 2021 and 2020, amortization of stock compensation of RSU’s amounted to $0.9 million and $0.2 million, respectively. As of June 30, 2021 and 2020, the unamortized compensation costs associated with non-vested restricted stock awards were $5.1 million and $5.9 million, respectively, with a weighted-average remaining amortization period of 2.9 and 3.7 years, respectively.

The following table summarizes the information about restricted stock units outstanding at June 30, 2021:

		Weighted-Average
		Grant Date	Aggregate
(in thousands, except for share data)	Shares	Fair Value	Intrinsic Value
Outstanding at December 31, 2020	206,529	$36.08	$4,546
Awarded	28,508	16.23
Released	(39,872)	36.83
Forfeited	(24,919)	34.98
Outstanding at June 30, 2021	170,246	$32.74	$3,538
Nonvested at June 30, 2021	170,426	$32.74	$3,538

Weighted Average Remaining Recognition Period (in years)	2.9

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of June 30, 2021, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of June 30, 2021, and December 31, 2020, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Equity Distribution Agreement

In June 2020, the Company entered into the Equity Distribution Agreement with Goldman to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. The issuance and sale of shares of common stock by the Company pursuant to the Equity Distribution Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended, or the Securities Act. Goldman is entitled to compensation for its services equal to up to 3.0% of the gross offering proceeds of all shares of the Company’s common stock sold through it as a sales agent pursuant to the Equity Distribution Agreement. As of June 30, 2021, the Company had received no proceeds from the sale of shares of common stock pursuant to the Equity Distribution Agreement.

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

A summary of the Company’s outstanding common stock warrants as of June 30, 2021 is as follows:

Warrants
Outstanding as of December 31, 2020	153,473
Warrants granted and issued	—
Warrants exercised	(27,855)
Warrants exchanged	—
Balance as of June 30, 2021	125,618

10. LEASES

The following table summarizes the Company’s lease related costs for the six months ended June 30, 2021 and 2020:

		Operating (in thousands)
Lease Cost	Statement of Operations Location	2021	2020
Operating Lease Cost	General and administrative	$126	$121
Total Lease Cost		$126	$121

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
Other Information	2021	2020
Weighted-average remaining lease term
Operating leases	3.31 years	4.34 years
Weighted-average discount rate
Operating leases	5.69%	5.69%

The following table summarizes the maturities of lease liabilities as of June 30, 2021:

Operating
Year	(in thousands)
2021	$248
2022	507
2023	515
2024	425
Thereafter	—
Total lease payments	1,695
Less: interest	155
Total lease liabilities	$1,540

11. INCOME TAXES

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the Covid-19 pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. The CARES Act did not have a material impact on our financial statements for the three and six months ended June 30, 2021. The Company continues to monitor any effects that may result from the CARES Act.

During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made approximately $0.2 million and $43,000 in matching contributions to the plan during the six months ended June 30, 2021 and 2020, respectively.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three and six months ended June 30, 2021 and 2020, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
(in thousands, except for share data)	2021	2020
Numerator:
Net loss	$(25,828)	$(28,059)
Denominator:
Weighted-average common stock outstanding	26,082,525	22,062,030
Net loss per share attributable to common stockholders - basic and diluted	$(0.99)	$(1.27)

	Six Months Ended
	June 30,
	2021	2020
Numerator:
Net loss	$(50,007)	$(40,428)
Denominator:
Weighted-average common stock outstanding	25,114,508	21,451,344
Net loss per share attributable to common stockholders - basic and diluted	$(1.99)	$(1.88)

The Company’s potentially dilutive securities, which include restricted stock units, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding for the six months ended June 30, 2021 and 2020, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of
	June 30,
	2021	2020
Preferred Stock	—	—
Options to purchase common stock	4,509,278	4,068,428
Restricted stock units	170,246	145,126
Warrants to purchase common stock	125,618	153,473

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three and six months ended June 30, 2021, and 2020, the Company made payments to Alexandria LaunchLabs of approximately $23,000, $47,000, $12,000, and $36,000 respectively, under the LaunchLabs Agreement, which was recognized in research and development expenses. As of June 30, 2021, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement.

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

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel product candidates against validated molecular targets in indications of high unmet medical need. We focus on molecules and pathways whose role in the disease process is well known based on prior research, but have previously failed to yield successful products due to poor efficacy and tolerability. Our unique approach to drug development leverages recent technological advances to design improved drugs, employs early use of biomarkers to confirm biological activity and focuses on abbreviated regulatory pathways. Our first molecular target is aldose reductase, or AR, an enzyme that converts glucose to sorbitol under oxidative stress conditions, and is implicated in multiple diseases. Prior attempts to inhibit this enzyme were hindered by nonselective, nonspecific inhibition, which resulted in limited efficacy and significant off-target safety effects. The detrimental consequences of AR activation have been well established by decades of prior research. Our AR program currently includes three small molecules, which are all potent and selective inhibitors of AR, but are engineered to have unique tissue permeability profiles to target different disease states, including diabetic complications, heart disease and rare metabolic diseases. Using similar strategies to our aldose reductase inhibitor (“ARI”) program, we have also developed a program targeting selective inhibition of phosphatidylinositol 3-kinase, or PI3K, subunits, which has produced an early-stage oncology pipeline. The result of this unique multifaceted approach to drug development is a portfolio of highly specific and selective product candidates that we believe are significantly de-risked and can move quickly through the development process.

AT-007 is a novel central nervous system, or CNS, penetrant ARI that we are developing for the treatment of rare metabolic diseases, including galactosemia, a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of galactosemia and in June 2021, FDA granted Fast Track Designation to AT-007 for the treatment of Galactosemia. We have completed an adult study in healthy volunteers and galactosemia patients, demonstrating that AT-007 is safe and well tolerated, and significantly reduces plasma galactitol levels vs. placebo. Galactitol is a toxic metabolite of galactose, which is formed in galactosemia patients by aberrant activity of aldose reductase when galactose is present at high levels. A pediatric study is underway in children with galactosemia, assessing the impact of AT-007 vs. placebo on safety, biomarker reduction of galactitol, and long-term functional outcomes. On April 13, 2021, we presented data featuring a cross-sectional analysis of nineteen pediatric patients with Classic Galactosemia, providing meaningful insight on the progressive worsening of the central nervous system phenotype with age.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $94.0 million and $50.0 million for the year ended December 31, 2020 and the six months ended June 30, 2021, respectively. As of June 30, 2021, we had an accumulated deficit of $210.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company that we did not previously incur or had previously incurred at lower rates as a private company, including significant legal, accounting, investor relations and other expenses. As of June 30, 2021, we had cash and cash equivalents and short-term investments of $125.6 million.

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

Research and development costs also include costs incurred in connection with certain licensing arrangements. Before a compound receives regulatory approval, we record upfront and milestone payments made by us to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval, we will record any milestone payments in Identifiable intangible assets, commence amortization and, unless the asset is determined to have an indefinite life, we amortize the payments on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Product pipeline research and development expenses
AT-001	$4,571	$11,606	$12,689	$15,235
AT-007	8,037	6,966	12,438	8,967
Personnel-related expenses	1,270	930	2,362	1,712
Stock-based compensation	533	630	1,332	1,272
Other expenses	391	626	429	842
Total research and development expenses	$14,802	$20,758	$29,250	$28,028

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

Results of Operations

Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	(Unaudited)
	Three Months Ended
	June 30,
(in thousands)	2021	2020
Operating expenses:
Research and development	$14,802	$20,758
General and administrative	11,073	7,522
Total operating expenses	25,875	28,280
Loss from operations	(25,875)	(28,280)
Other income (expense), net:
Interest income (expense), net	169	183
Other income (expense)	(122)	38
Other income (expense), net	47	221
Net loss	$(25,828)	$(28,059)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
(in thousands)	2021	2020	Increase/(Decrease)
Clinical and pre-clinical	$10,172	$9,317	$855
Drug manufacturing and formulation	2,316	9,372	(7,056)
Personnel expenses	1,270	930	340
Stock-based compensation	533	630	(97)
Regulatory and other	511	509	2
Total research and development expenses	$14,802	$20,758	$(5,956)

Research and development expenses for the three months ended June 30, 2021 were $14.8 million, compared to $20.8 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, the decrease of $6.0 million was primarily related to:

●	a decrease in drug manufacturing and formulation costs of $7.1 million primarily related to the completion and release of AT-001 and AT-007 drug product batches in the three months ended March 31, 2021;
●	a decrease in stock-based compensation of $0.1 million due to forfeitures of stock option and restricted stock unit grants related to personnel terminations;
●	an increase in clinical and pre-clinical expense of $0.9 million, primarily related to the progression of the AT-007 ACTION-Galactosemia adult extension study, the AT-007 ACTION-Galactosemia Kids pediatric registrational study;
●	an increase in personnel expenses of $0.3 million due to the increase in headcount in support of our clinical program pipeline; and
●	an increase in regulatory and other expenses of $2,000.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
(in thousands)	2021	2020	Increase/(Decrease)
Legal and professional fees	$1,826	$2,268	$(442)
Commercial expenses	2,695	766	1,929
Personnel expenses	1,725	1,754	(29)
Stock-based compensation	2,169	1,107	1,062
Insurance expenses	1,084	912	172
Other expenses	1,574	715	859
Total general and administrative expenses	$11,073	$7,522	$3,551

General and administrative expenses were $11.1 million for the three months ended June 30, 2021, compared to $7.5 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, the increase of $3.6 million was primarily related to:

●	an increase in commercial expenses of $1.9 million related to the expansion of the commercial department;
●	an increase in stock-based compensation of $1.1 million related to an increase in headcount;
●	an increase in insurance expenses of $0.2 million related to increased insurance costs;
●	an increase in other expenses of $0.9 million relating to increased costs of rent and other office expenses;
●	a decrease in personnel expenses of $29,000 related to a decrease in severance and hiring bonus related costs; and
●	a decrease in legal and professional fees $0.4 million due to lower external legal fees.

Interest Income (Expense), Net

Interest income was $0.2 million for the three months ended June 30, 2021, as compared to $0.2 million for the three months ended June 30, 2020. Interest income from our marketable securities remained relatively consistent period over period.

Other Income (Expense)

Other expense was $0.1 million for the three months ended June 30, 2021, compared to $38,000 of other income for the three months ended June 30, 2020. The change was primarily related to the realized loss of $0.1 million related to the sale and or maturities of marketable securities during 2021 compared to a realized gain of $38,000 on the sale and or maturities of marketable securities during the three months ended June 30, 2020.

Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Operating expenses:
Research and development	$29,250	$28,028
General and administrative	20,824	12,725
Total operating expenses	50,074	40,753
Loss from operations	(50,074)	(40,753)
Other income (expense), net:
Interest income (expense), net	245	304
Other income (expense)	(178)	21
Other income (expense), net	67	325
Net loss	$(50,007)	$(40,428)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(in thousands)	2021	2020	Increase/(Decrease)
Clinical and pre-clinical	$16,626	$14,478	$2,148
Drug manufacturing and formulation	8,136	9,987	(1,851)
Personnel expenses	2,362	1,712	650
Stock-based compensation	1,332	1,272	60
Regulatory and other	794	579	215
Total research and development expenses	$29,250	$28,028	$1,222

Research and development expenses for the six months ended June 30, 2021 were $29.3 million, compared to $28.0 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, the increase of $1.2 million was primarily related to:

●	an increase in clinical and pre-clinical expense of $2.1 million, primarily related to the progression of the AT-007 ACTION-Galactosemia adult extension study, the AT-007 ACTION-Galactosemia Kids pediatric registrational study;
●	an increase in personnel expenses of $0.7 million due to the increase in headcount in support of our clinical program pipeline;
●	an increase in stock-based compensation of $0.1 million due to new stock option and restricted stock unit grants, that is offset by forfeitures of stock option and restricted stock unit grants; and
●	an increase in regulatory and other expenses of $0.2 million relating to an increase in clinical consulting fees during the six months ended June 30, 2021.
●	a decrease in drug manufacturing and formulation costs of $1.9 million primarily related to the completion and release of AT-001 and AT-007 drug product batches in the three months ended March 31, 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(in thousands)	2021	2020	Increase/(Decrease)
Legal and professional fees	$3,597	$4,450	$(853)
Commercial expenses	4,627	766	3,861
Personnel expenses	3,269	2,363	906
Stock-based compensation	4,351	1,796	2,555
Insurance expenses	2,094	1,696	398
Other expenses	2,886	1,654	1,232
Total general and administrative expenses	$20,824	$12,725	$8,099

General and administrative expenses were $20.8 million for the six months ended June 30, 2021, compared to $12.7 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, the increase of $8.1 million was primarily related to:

●	an increase in commercial expenses of $3.9 million related to the expansion of the commercial department;
●	an increase in stock-based compensation of $2.6 million and increase in personnel expenses of $0.9 million related to an increase in headcount;
●	an increase in other expenses of $1.2 million relating to increased costs of rent and other office expenses;
●	an increase in insurance expenses of $0.4 million related to increased insurance costs; and
●	a decrease in legal and professional fees of $0.9 million due to lower external legal fees.

Interest Income (Expense), Net

Interest income was $0.2 million for the six months ended June 30, 2021, as compared to $0.3 million for the six months ended June 30, 2020. The change was primarily related to interest income from our marketable securities of $0.2 million for the six months ended June 30, 2021, compared to $0.3 million for the six months ended June 30, 2020.

Other Income (Expense)

Other expense was $0.2 million for the six months ended June 30, 2021, compared to other income of $21,000 for the six months ended June 30, 2020. The change was primarily related to the realized loss of $0.2 million related to the sale and or maturities of marketable securities during 2021. During the six months ended June 30, 2020, there was a net realized gain of $21,000 related to the sale and or maturities of marketable securities.

Liquidity and Capital Resources

Since our inception through June 30, 2021, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We expect our existing cash and cash equivalents and short-term investments of $125.6 million as of June 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(48,121)	$(34,766)
Net cash used in investing activities	(7,892)	(17,667)
Net cash provided by financing activities	76,981	134,437
Net increase (decrease) in cash and cash equivalents	$20,968	$82,004

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021, was $48.1 million primarily due to our net losses of $50.0 million, a decrease in accrued expenses of $2.6 million, a decrease in operating lease liability of $0.2 million, a decrease in financed insurance premium of $4.4 million, and a decrease in prepaid expenses of $1.5 million. This is partially offset by an increase of $2.7 million in accounts payable, $5.7 million in non-cash stock-based compensation expense, $2.0 million of amortization of insurance premium, and $0.2 million in amortization of operating lease right-of-use assets.

Net cash used in operating activities for the six months ended June 30, 2020, was $34.8 million primarily due to our net losses of $40.4 million from clinical and pre-clinical expenses, a decrease in accounts payable of $3.2 million, a decrease in operating lease liability of $0.2 million, and an increase of $0.8 million in prepaid expenses. This is partially offset by an increase in accrued expenses and other current liabilities of $4.4 million, $3.1 million in non-cash stock-based compensation expense, $0.5 million of amortization of insurance premium, and $0.2 million in amortization of operating lease right-of-use assets.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $7.9 million relating to our purchase of available-for-sale securities for $94.6 million, offset by the proceeds from the sale and maturities of available-for-sale securities of $0.5 million and $86.2 million, respectively.

Net cash used in investing activities for the six months ended June 30, 2020 was $17.7 million relating to our purchase of available-for-sale securities for $17.7 million.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $77.0 million, primarily from the cash proceeds from the February Offering of $74.4 million, $0.4 million from the exercise of stock options for common stock under the 2019 Plan, and $69,000 from the exercise of warrants for common stock, and $4.4 million from the proceeds from financed insurance premium. This was partially offset by the repayment of short-term borrowings of $2.4 million.

In June 2020, we entered into the Equity Distribution Agreement with Goldman to sell shares of our common stock, from time to time, having an aggregate offering price of up to $100 million. As of June 30, 2021, we had received no proceeds from the sale of shares of common stock pursuant to the Equity Distribution Agreement.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2021:

	Payments Due By Period
		Less Than			More Than
(in thousands)	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
Operating lease commitments(1)	$1,695	$491	$1,204	$—	$—
Total	$1,695	$491	$1,204	$—	$—
(1)	Represents future minimum lease payments under our operating leases for office space.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, cash equivalents and short-term investments of $125.6 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

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

As of June 30, 2021, we had cash and cash equivalents of $78.4 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. A change of 50 to 100 basis points would result in a change of $85,000 to $0.1 million, respectively, on the value of our portfolio.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate gain or loss during the three and six months ended June 30, 2021. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2021, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first and second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $94.0 million and $45.5 million for the years ended December 31, 2020 and 2019, respectively and $50.0 million and $40.4 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $210.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2021, our cash, cash equivalents and marketable securities was $125.6 million. Based on our current operating and research and development plans, we believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2021 will be sufficient to fund our projected operations through at least the next 12 months from the date the financial statements were issued. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of June 30, 2021 and December 31, 2020.

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

We have invested a significant portion of our time and financial resources in the development of AT-007, AT-001 and AT-003. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in our drug development strategy, and we can provide no assurances that our drug design will prove to be effective, that we will be able to take advantage of expedited regulatory pathways for any of our product candidates, or that we will ultimately be successful in our future clinical trials.

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

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the U.S. administration may impact our business and industry. It is difficult to predict how executive actions, including executive orders, may be implemented and the extent to which they will affect the FDA’s ability to exercise its regulatory authority. If executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to executive, judicial and Congressional challenges. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, then-President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA-qualified health plans and health insurance issuers under the PPACA adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the lower court decision, which was then appealed to the U.S. Supreme Court. The U.S. Supreme Court heard arguments in the case in November 2020 and issued its decision in June 2021, ruling that the plaintiffs lacked standing to challenge the individual mandate provision, thus leaving the ACA in effect. It is unclear how any potential future litigation and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement may have on our business and the potential profitability of our product candidates.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. While some of the proposed measures will require authorization through additional legislation to become effective, the U.S. Congress have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. On April 21, 2021, the Lower Costs, More Cures Act of 2021 was introduced, a bill intended to reduce Medicare and Medicaid prescription drug prices, including by restructuring the Medicare Part B reimbursement and Medicare Part D benefit and modifying aspects of the Medicaid Drug Rebate Program. An even more restrictive bill, the Lower Drug Costs Now Act, was introduced in the House of Representatives on September 19, 2019, and re-introduced on April 22, 2021, and would require the U.S. Department of Health and Human Services (HHS) to directly negotiate drug prices with manufacturers. It is unclear whether either of these bills will make it through both chambers and be signed into law, and, if enacted, what effect they would have on our business. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our current product candidates AT-007, AT-001 and AT-003 are dependent on our license agreement with The Trustees of Columbia University in the City of New York, or Columbia University. Pursuant to that license agreement with Columbia University, or the 2016 Columbia Agreement, Columbia University granted us an exclusive license under two important patent families, and a nonexclusive license to certain know-how, owned by Columbia University to develop, manufacture or commercialize certain compounds, including AT-001, AT-003 and AT-007, for the diagnosis and treatment of human and animal diseases and conditions. The license grant is worldwide, with the exception of the patent family that covers AT-001 and AT-003. The license grant for the patent family that covers AT-001 and AT-003 excludes patent rights in China, Taiwan, Hong Kong and Macao, which Columbia University has exclusively licensed to a third party. We cannot prevent Columbia University’s third party licensee from developing, manufacturing or commercializing certain compounds, including AT-001 and AT-003, but not including AT-007, in China, Taiwan, Hong Kong and Macao, and we cannot develop, manufacture or commercialize AT-001 or AT-003 in these territories, which could have a negative effect on our business. In addition, we entered into the 2019 Columbia Agreement, the 2019 Columbia Research Agreement and the PI3k Columbia Research Agreement, whereby, among other things, Columbia University granted to us an exclusive license under certain patents, and a non-exclusive license to certain know-how, in each case to develop, manufacture and commercialize certain PI3K inhibitor products, including AT-104.

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

As of June 30, 2021, we had 26 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a significant disruption of our product development programs and our ability to operate our business effectively, and adversely affect our business and operating results.

Our internal computer systems, cloud-based computing services and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from computer viruses, data corruption, cyber-based attacks (including phishing attempts, denial of service attacks, and malware or ransomware incidents), unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, federal, state and international laws and regulations, such as the European Union’s General Data Protection Regulation, which took effect in May 2018, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

Risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted remote working arrangements as a result of the Covid-19 pandemic. Improper or inadvertent employee behavior, including data privacy breaches by employees, contractors and others with permitted access to our systems, may also pose a risk that sensitive data may be exposed to unauthorized persons or to the public. If a system failure or security breach occurs and interrupts our operations or the operations at one of our third-party vendors, it could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or reputation or result in legal or regulatory proceedings. In addition, if a ransomware attack or other cyber-attack occurs, either internally or at our third-party vendors, it is possible we could be prevented from accessing our systems or data which may cause interruptions or delays in our business, cause us to incur remediation costs or subject us to demands to pay ransom, or adversely affect our business or reputation.

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

Based upon shares of our common stock outstanding as of June 30, 2021, and after giving effect to the February Offering, our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 34.4% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2021, we had outstanding 26,130,536 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the future.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Shoshana Shendelman, President and Chief Executive Officer (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Charles Silberstein, Chief Financial Officer (Principal Financial Officer).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

APPLIED THERAPEUTICS, INC.

Date: August 12, 2021	By:	/s/ Shoshana Shendelman, Ph.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Charles Silberstein, M.D.
Chuck Silberstein, M.D.
Chief Financial Officer
(Principal Financial Officer)