Form 10-Q
period 2021-09-30
Applied Therapeutics Inc.
filed 2021-11-12
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, the registrant had 26,215,514 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,207	$57,466
Investments	38,595	39,363
Prepaid expenses and other current assets	8,141	5,764
Total current assets	116,943	102,593
Operating lease right-of-use asset	1,404	1,712
Security deposits and leasehold improvements	200	201
TOTAL ASSETS	$118,547	$104,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$436	$406
Accounts payable	9,170	640
Accrued expenses and other current liabilities	21,237	20,189
Total current liabilities	30,843	21,235
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	1,003	1,332
Total noncurrent liabilities	1,003	1,332
Total liabilities	31,846	22,567
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 26,214,399 shares and 22,493,661 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	2
Additional paid-in capital	326,108	242,780
Accumulated other comprehensive loss	(254)	(112)
Accumulated deficit	(239,156)	(160,731)
Total stockholders' equity	86,701	81,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,547	$104,506

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
OPERATING EXPENSES:
Research and development	$17,597	$19,945	$46,846	$47,974
General and administrative	10,833	10,020	31,658	22,744
Total operating expenses	28,430	29,965	78,504	70,718
LOSS FROM OPERATIONS	(28,430)	(29,965)	(78,504)	(70,718)
OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	76	131	321	435
Other income (expense)	(64)	(10)	(242)	11
Total other income (expense), net	12	121	79	446
Net loss	$(28,418)	$(29,844)	$(78,425)	$(70,272)
Net loss attributable to common stockholders—basic and diluted	$(28,418)	$(29,844)	$(78,425)	$(70,272)
Net loss per share attributable to common stockholders—basic and diluted	$(1.09)	$(1.33)	$(3.08)	$(3.22)
Weighted-average common stock outstanding—basic and diluted	26,177,079	22,426,203	25,472,590	21,790,207

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Loss	$(28,418)	$(29,844)	$(78,425)	$(70,272)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(69)	(65)	(142)	(92)
Other comprehensive gain (loss), net of tax	(69)	(65)	(142)	(92)
Comprehensive income (loss), net of tax	$(28,487)	$(29,909)	$(78,567)	$(70,364)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2020	18,531,560	$1	$99,378	$(66,770)	$(2)	$32,607
Issuance of common stock upon secondary public offering, net of issuance costs of $714	3,152,712	1	134,127	—	—	134,128
Exercise of options for common stock issued under Equity Incentive Plan	35,027	—	81	—	—	81
Private placement issuance costs	—	—	(41)	—	—	(41)
Exercise of warrants for common stock	249,978	—	—	—	—	—
Stock-based compensation expense	—	—	1,331	—	—	1,331
Net loss	—	—	—	(12,369)	—	(12,369)
Other comprehensive income (loss)	—	—	—	—	91	91
BALANCE, March 31, 2020	21,969,277	2	234,876	(79,139)	89	155,828
Exercise of options for common stock issued under Equity Incentive Plan	324,614	—	1,342	—	—	1,342
Private placement issuance costs	—	—	(6)	—	—	(6)
Secondary public offering issuance costs	—	—	(25)	—	—	(25)
Registration of Form S-3 offering costs	—	—	(495)	—	—	(495)
Exercise of warrants for common stock	37,251	—	—	—	—	—
Stock-based compensation expense	—	—	1,737	—	—	1,737
Net loss	—	—	—	(28,059)	—	(28,059)
Other comprehensive income (loss)	—	—	—	—	(118)	(118)
BALANCE, June 30, 2020	22,331,142	$2	$237,429	$(107,198)	$(29)	$130,204
Exercise of options for common stock issued under Equity Incentive Plan	125,544	—	242	—	—	242
Stock-based compensation expense	—	—	2,403	—	—	2,403
Net loss	—	—	—	(29,844)	—	(29,844)
Other Comprehensive Income (Loss)	—	—	—	—	(65)	(65)
BALANCE, September 30, 2020	22,456,686	$2	$240,074	$(137,042)	$(94)	$102,940

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2021	22,493,661	$2	$242,780	$(160,731)	$(112)	$81,939
Issuance of common stock upon secondary public offering, net of issuance costs of $203	3,450,000	1	74,386	—	—	74,387
Exercise of options for common stock issued under Equity Incentive Plan	37,400	—	67	—	—	67
Exercise of options for common stock not yet issued	(465)	—	(1)	—	—	(1)
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	1,988	—	—	—	—	—
Exercise of warrants for common stock	27,855	—	69	—	—	69
Stock-based compensation expense	—	—	2,981	—	—	2,981
Net loss	—	—	—	(24,179)	—	(24,179)
Other comprehensive income (loss)	—	—	—	—	(42)	(42)
BALANCE, March 31, 2021	26,010,439	$3	$320,282	$(184,910)	$(154)	$135,221
Secondary public offering issuance costs	—	—	35	—	—	35
Issuance of common stock for options exercised in prior periods under Equity Incentive Plan	465	—	1	—	—	1
Exercise of options for common stock issued under Equity Incentive Plan	82,668	—	341	—	—	341
Exercise of options for common stock not yet issued	(920)	—	(1)	—	—	(1)
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	37,884	—	—	—	—	—
Exercise of warrants for common stock	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,702	—	—	2,702
Net loss	—	—	—	(25,828)	—	(25,828)
Other comprehensive income (loss)	—	—	—	—	(31)	(31)
BALANCE, June 30, 2021	26,130,536	$3	$323,360	$(210,738)	$(185)	$112,440
Issuance of common stock for options exercised in prior periods under Equity Incentive Plan	920	—	1	—	—	1
Exercise of options for common stock issued under Equity Incentive Plan	70,368	—	103	—	—	103
Exercise of options for common stock not yet issued	(115)	—	(1)	—	—	(1)
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	12,690	—	—	—	—	—
Exercise of warrants for common stock	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,645	—	—	2,645
Net Loss	—	—	—	(28,418)	—	(28,418)
Other Comprehensive Income (Loss)	—	—	—	—	(69)	(69)
BALANCE, September 30, 2021	26,214,399	$3	$326,108	$(239,156)	$(254)	$86,701

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(78,425)	$(70,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,328	5,471
Amortization of operating lease right-of-use assets	308	281
Change in operating lease liability	(299)	(263)
Changes in operating assets and liabilities:
Financed insurance premium	(4,434)	—
Prepaid expenses	(1,107)	3,396
Accounts payable	8,530	(6,739)
Accrued expenses and other current liabilities	149	11,127
Amortization of leasehold improvements	1	—
Amortization of insurance premium	3,163	1,540
Net cash used in operating activities	(63,786)	(55,459)
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(109,119)	(127,558)
Proceeds from sale of available-for-sale securities	5,539	17,109
Proceeds from maturities of available-for-sale securities	104,206	62,536
Net cash provided by/(used in) investing activities	626	(47,913)
FINANCING ACTIVITIES:
Proceeds from Secondary Public Offering, net of cash issuance costs of $702	74,420	134,102
Payment of Private Placement offering costs	—	(206)
Payment of registration statement on Form S-3 offering costs	—	(493)
Proceeds from financed insurance premium	4,434	—
Financed insurance premium down payment	—	(793)
Repayments of short-term borrowings	(3,534)	(1,074)
Exercise of stock options for common stock under Equity Incentive Plan	512	1,665
Exercise of Warrants	69	—
Net cash provided by financing activities	75,901	133,201
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,741	29,829
Cash and cash equivalents at beginning of period	57,466	18,850
Cash and cash equivalents at end of period	$70,207	$48,679
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Shelf offering costs still in accrued expense	$—	$2
Insurance premium obtained in exchange for a short-term loan	$—	$(4,015)
Unrealized gain (loss) on marketable securities	$(142)	$92

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and Business

Applied Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company developing a pipeline of novel product candidates against validated molecular targets in indications of high unmet medical need. In particular, the Company is currently targeting treatments for rare metabolic diseases such as Galactosemia, Sorbitol Dehydrogenase deficiency, (“SORD” deficiency), and diabetic complications including diabetic cardiomyopathy. The Company was incorporated in Delaware on January 20, 2016 and is headquartered in New York, New York.

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

On June 12, 2020, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman”), as a sales agent to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100 million. Goldman may act as an agent on the Company’s behalf or purchase shares of the Company’s common stock as a principal. As of September 30, 2021, the Company has not sold any shares of common stock pursuant to the Equity Distribution Agreement.

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of September 30, 2021, results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2021.

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

During the three and nine months ended September 30, 2021, the Company recorded $0 and $0, respectively, in research and development expense and $46,000 and $0.2 million, respectively, in general and administrative expense related to the Columbia Agreements. During the three and nine months ended September 30, 2020, the Company recorded $0 and $0.3 million, respectively, in research and development expense and $33,000 and $0.1 million, respectively, in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $2.5 million in expense from the execution of the Columbia Agreements through September 30, 2021.

As of September 30, 2021, the Company had $0.1 million due to Columbia University included in accrued expenses, and $0.1 million included in accounts payable. As of December 31, 2020, the Company had $0.1 million due to Columbia University included in accrued expenses.

University of Miami

2020 Miami License Agreement

On October 28, 2020, the Company entered into a license agreement with the University of Miami (the “2020 Miami License Agreement”) relating to certain technology that is co-owned by the University of Miami (UM), the University of Rochester (UR) and University College London (UCL). UM was granted an exclusive agency from UR and UCL to license each of their rights in the technology. Pursuant to the 2020 Miami License Agreement, UM, on behalf of itself and UR and UCL, granted the Company a royalty-bearing, sublicensable license that is exclusive with respect to certain patent applications and patents that may grant from the applications, and non-exclusive with respect to certain know-how, in each case to research, develop, make, have made, use, sell and import products for use in treating and/or detecting certain inherited neuropathies, in particular those caused by mutation in the sorbitol dehydrogenase (SORD) gene. The license grant is worldwide. Under the 2020 Miami License Agreement, the Company is obligated to use commercially reasonable efforts to develop, manufacture, market and sell licensed products in the licensed territory, and to comply with certain obligations to meet specified development milestones within defined time periods. UM retains for itself, UR, and UCL the right to use the licensed patent rights and licensed technology for their internal non-

commercial educational, research and clinical patient care purposes, including in sponsored research and collaboration with commercial entities.

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

During the three and nine months ended September 30, 2021, the Company recorded $0.2 million in research and development expense related to the 2020 Miami License Agreement. In aggregate, the Company has incurred $2.3 million in expense from execution of the 2020 Miami License Agreement through September 30, 2021.

The Company had $0.7 million and $1.6 million due to UM included in accrued expenses as of September 30, 2021 and December 31, 2020, respectively, relating to the 2020 Miami License Agreement.

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

During the three and nine months ended September 30, 2021, the Company recorded $0.1 million and $0.2 million, respectively, in research and development expense in relation to the 2020 Miami Research Agreement. The Company recorded $0.2 million and $3,740 as of September 30, 2021 and December 31, 2020, respectively, in accrued expense in relation to the 2020 Miami Research Agreement.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of September 30, 2021, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report.

	As of September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$17,309	$—	$—	$17,309
Money market funds	52,898	—	—	52,898
Total cash and cash equivalents	$70,207	$—	$—	$70,207
U.S. government agency debt securities	—	38,595	—	38,595
Total marketable securities	$—	$38,595	$—	$38,595
Total financial assets measured at fair value on a recurring basis	$70,207	$38,595	$—	$108,802

Investments in U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period. During the period ended September 30, 2021, there were no transfers of financial assets between Level 1 and Level 2.

4. INVESTMENTS

Marketable Securities

Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the balance sheets.

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of September 30, 2021				As of December 31, 2020
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
US government agency debt security	38,849	2	(256)	38,595	39,475	11	(123)	39,363
Total	$38,849	$2	$(256)	$38,595	$39,475	$11	$(123)	$39,363

As of September 30, 2021, the Company’s investment portfolio reported an unrealized loss of $0.3 million. Based on its evaluations, the Company determined that a credit loss allowance is not required since the decline was not related to underlying credit issues of the counterparties. The counterparties to these investments have high credit quality with investment grade ratings of at least AA+ or above, along with a history of no defaults. No single investment in the portfolio had an individually material unrealized loss and in the aggregate. The total amount of unrealized losses of $0.3 million as of September 30, 2021 was only 0.65% of the total amortized costs basis of the investment portfolio. In addition, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. Accordingly, based on the foregoing evaluation, the Company did not record any credit losses during the three and nine months ended September 30, 2021 and the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Statements of Comprehensive Loss. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Statements of Comprehensive Loss.

Contractual maturities of the Company’s marketable securities are summarized as follows:

	As of September 30, 2021				As of December 31, 2020
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$38,849	$2	$(256)	$38,595	$39,475	$11	$(123)	$39,363
Due in one through two years	—	—	—	—	—	—	—	—
Total	$38,849	$2	$(256)	$38,595	$39,475	$11	$(123)	$39,363

At September 30, 2021, the Company had $2,000 of gross unrealized gains and $0.3 million of gross unrealized losses primarily due to fluctuations in the fair value of certain U.S. government agency debt securities.

During the three and nine months ended September 30, 2021, the Company recorded gross realized losses of $64,000 and $0.2 million, respectively, and gross realized gains of $0 and $0, respectively, from the sale of marketable securities.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2021 are as follows:

	As of September 30, 2021
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	(256)	28,356	—	—	(256)	28,356
Total	$(256)	$28,356	$—	$—	$(256)	$28,356

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2020 are as follows:

	As of December 31, 2020
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	(123)	14,073	—	—	(123)	14,073
Total	$(123)	$14,073	$—	$—	$(123)	$14,073

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Prepaid research and development expenses	$3,925	$2,349
Insurance premium asset	2,733	1,463
Prepaid rent expenses	74	108
Prepaid insurance expenses	86	91
Prepaid commercial and patient advocacy	523	968
Research and development tax credit receivable	279	500
Interest receivable	48	5
Other prepaid expenses and current assets	473	280
Total prepaid expenses & other current assets	$8,141	$5,764

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Accrued pre-clinical and clinical expenses	$13,102	$13,742
Short-term insurance financing note	1,974	1,074
Accrued professional fees	740	511
Accrued compensation and benefits	1,852	2,103
Accrued commercial expenses	2,114	502
Accrued patent expenses	798	1,704
Other	657	553
Total accrued expenses & other current liabilities	$21,237	$20,189

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

Initially, subject to adjustments as provided in the 2019 Plan, the maximum number of the Company’s common stock that may be issued under the 2019 Plan was 4,530,000 shares, which is the sum of (i) 1,618,841 new shares, plus (ii) the number of shares (not to exceed 2,911,159 shares) that remained available for the issuance of awards under the 2016 Plan, at the time the 2019 Plan became effective, and (iii) any shares subject to outstanding stock options or other stock awards granted under the 2016 Plan that are forfeited, expired, or reacquired. The 2019 Plan provides that the number of shares reserved and available for issuance under the 2019 Plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board. Subject to certain changes in capitalization of the Company, the aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of ISOs shall be equal to 13,000,000 shares of common stock. Stock options awarded under the 2019 Plan expire 10 years after grant and typically vest over four years.

As of September 30, 2021, there were 809,071 shares of common stock available for issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$642	$638	$1,974	$1,911
General and administrative	2,003	1,765	6,354	3,560
Total stock-based compensation expense	$2,645	$2,403	$8,328	$5,471

Stock Option Activity

During the nine months ended September 30, 2021 the Company granted 231,081 options to shares of common stock. For the three and nine months ended September 30, 2021 and 2020, amortization of stock compensation of options amounted to $2.2 million and $7.0 million, respectively, and $2.0 million and $4.9 million, respectively. As of September 30, 2021, the total unrecognized stock-based compensation balance for unvested options was $20.2 million, which is expected to be recognized over 2.5 years. The weighted-average fair value per share of options granted during the nine months ended September 30, 2021 and 2020 was $10.01 and $24.74, respectively.

The following table summarizes the information about options outstanding at September 30, 2021:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2020	4,529,675	$12.87	8.5	$51,103
Options granted	231,081	16.72
Options exercised	(190,436)	2.68		2,973
Forfeited	(27,872)	20.67
Expired	(95)	44.02
Outstanding at September 30, 2021	4,542,353	$13.44	7.9	$31,778

Exercisable at September 30, 2021	2,895,866	$8.60	7.4	$28,630
Nonvested at September 30, 2021	1,646,487	$21.65	8.7	$3,148

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the nine months ended September 30, 2021 and 2020.

	Nine Months Ended
	September 30,
	2021	2020
Expected term (in years)	5.6	6.0
Volatility	70.99%	69.30%
Risk-free interest rate	0.91%	0.54%
Dividend yield	—%	—%

Restricted Stock Unit Activity

During the nine months ended September 30, 2021 the Company granted 93,645 RSUs to shares of common stock. For the three months ended September 30, 2021 and 2020, amortization of stock compensation of RSUs amounted to $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2021 and 2020, amortization of stock compensation of RSU’s amounted to $1.3 million and $0.6 million, respectively. As of September 30, 2021 and 2020, the unamortized compensation costs associated with non-vested restricted stock awards were $5.1 million and $5.5 million, respectively, with a weighted-average remaining amortization period of 2.9 and 3.6 years, respectively.

The following table summarizes the information about restricted stock units outstanding at September 30, 2021:

		Weighted-Average
		Grant Date	Aggregate
(in thousands, except for share data)	Shares	Fair Value	Intrinsic Value
Outstanding at December 31, 2020	206,529	$36.08	$4,546
Awarded	93,645	14.82
Released	(52,562)	33.52
Forfeited	(24,919)	34.98
Outstanding at September 30, 2021	222,693	$27.87	$3,697
Nonvested at September 30, 2021	222,693	$27.87	$3,697

Weighted Average Remaining Recognition Period (in years)	2.9

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of September 30, 2021, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of September 30, 2021, and December 31, 2020, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Equity Distribution Agreement

In June 2020, the Company entered into the Equity Distribution Agreement with Goldman to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. The issuance and sale of shares of common stock by the Company pursuant to the Equity Distribution Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended, or the Securities Act. Goldman is entitled to compensation for its services equal to up to 3.0% of the gross offering proceeds of all shares of the Company’s common stock sold through it as a sales agent pursuant to the Equity Distribution Agreement. As of September 30, 2021, the Company had received no proceeds from the sale of shares of common stock pursuant to the Equity Distribution Agreement.

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

A summary of the Company’s outstanding common stock warrants as of September 30, 2021 is as follows:

Warrants
Outstanding as of December 31, 2020	153,473
Warrants granted and issued	—
Warrants exercised	(27,855)
Warrants exchanged	—
Balance as of September 30, 2021	125,618

10. LEASES

The following table summarizes the Company’s lease related costs for the nine months ended September 30, 2021 and 2020:

		Operating (in thousands)
Lease Cost	Statement of Operations Location	2021	2020
Operating Lease Cost	General and administrative	$126	$121
Total Lease Cost		$126	$121

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
Other Information	2021	2020
Weighted-average remaining lease term
Operating leases	3.00 years	4.08 years
Weighted-average discount rate
Operating leases	5.69%	5.69%

The following table summarizes the maturities of lease liabilities as of September 30, 2021:

Operating
Year	(in thousands)
2021	$128
2022	507
2023	515
2024	423
Thereafter	—
Total lease payments	1,573
Less: interest	134
Total lease liabilities	$1,439

11. INCOME TAXES

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the Covid-19 pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. The CARES Act did not have a material impact on our financial statements for the three and nine months ended September 30, 2021. The Company continues to monitor any effects that may result from the CARES Act.

During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made approximately $0.2 million and $0.1 million in matching contributions to the plan during the nine months ended September 30, 2021 and 2020, respectively.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three and nine months ended September 30, 2021 and 2020, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
(in thousands, except for share data)	2021	2020
Numerator:
Net loss	$(28,418)	$(29,844)
Denominator:
Weighted-average common stock outstanding	26,177,079	22,426,203
Net loss per share attributable to common stockholders - basic and diluted	$(1.09)	$(1.33)

	Nine Months Ended
	September 30,
	2021	2020
Numerator:
Net loss	$(78,425)	$(70,272)
Denominator:
Weighted-average common stock outstanding	25,472,590	21,790,207
Net loss per share attributable to common stockholders - basic and diluted	$(3.08)	$(3.22)

The Company’s potentially dilutive securities, which include restricted stock units, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding for the nine months ended September 30, 2021 and 2020, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of
	September 30,
	2021	2020
Options to purchase common stock	4,542,353	3,942,536
Restricted stock units	222,693	145,126
Warrants to purchase common stock	125,618	153,473

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three and nine months ended September 30, 2021, and 2020, the Company made payments to Alexandria LaunchLabs of approximately $23,000, $30,000, $70,000, and $66,000 respectively, under the LaunchLabs Agreement, which was recognized in research and development expenses. As of September 30, 2021, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement.

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

AT-007 is a novel central nervous system, or CNS, penetrant ARI that we are developing for the treatment of rare metabolic diseases, including Galactosemia, a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of Galactosemia and in June 2021, FDA granted Fast Track Designation to AT-007 for the treatment of Galactosemia. We have completed an adult study in healthy volunteers and Galactosemia patients, demonstrating that AT-007 is safe and well tolerated, and significantly reduces plasma galactitol levels vs. placebo. Galactitol is a toxic metabolite of galactose, which is formed in Galactosemia patients by aberrant activity of aldose reductase when galactose is present at high levels. A pediatric study is underway in children with Galactosemia, assessing the impact of AT-007 vs. placebo on safety, biomarker reduction of galactitol, and long-term functional outcomes. On April 13, 2021, we presented data featuring a cross-sectional analysis of nineteen pediatric patients with Classic Galactosemia, providing meaningful insight on the progressive worsening of the central nervous system phenotype with age. On October 18, 2021 we reported biomarker data from the pediatric ACTION-Galactosemia Kids study. The results demonstrate a substantial reduction in plasma galactitol of approximately 40%, which was statistically significant (p<0.001) vs. placebo. We previously reported a baseline analysis of the 47 children enrolled in the study which demonstrated a clear correlation between baseline galactitol levels and baseline clinical functional outcomes.

AT-007 is also being studied in a rare disease caused by Sorbitol Dehydrogenase deficiency, called SORD deficiency. Aldose Reductase is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by Sorbitol Dehydrogenase, which converts sorbitol to fructose. Patients with SORD deficiency accumulate very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which results in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in drosophila and cell models of SORD deficiency demonstrates that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. Preclinical studies on AT-007 have demonstrated significant reduction in sorbitol levels in fibroblasts from SORD deficient patients. On October 25, 2021, we reported data from a pilot open-label study in 8 SORD Deficiency patients. AT-007 reduced blood sorbitol levels by approximately 66% from baseline through 30 days of treatment. AT-007 was safe and well tolerated in all treated patients. We are in the process of discussing regulatory requirements for approval in SORD deficiency and plan to advance AT-007 towards registration for this indication.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $94.0 million and $78.4 million for the year ended December 31, 2020 and the nine months ended September 30, 2021, respectively. As of September 30, 2021, we had an accumulated deficit of $239.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company that we did not previously incur or had previously incurred at lower rates as a private company, including significant legal, accounting, investor relations and other expenses. As of September 30, 2021, we had cash and cash equivalents and short-term investments of $108.8 million.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Product pipeline research and development expenses
AT-001	$4,925	$8,283	$17,614	$23,517
AT-007	10,547	9,615	22,985	18,590
Personnel-related expenses	1,368	818	3,730	2,529
Stock-based compensation	642	638	1,974	1,911
Other expenses	115	591	543	1,427
Total research and development expenses	$17,597	$19,945	$46,846	$47,974

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

Results of Operations

Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	(Unaudited)
	Three Months Ended
	September 30,
(in thousands)	2021	2020
Operating expenses:
Research and development	$17,597	$19,945
General and administrative	10,833	10,020
Total operating expenses	28,430	29,965
Loss from operations	(28,430)	(29,965)
Other income (expense), net:
Interest income (expense), net	76	131
Other income (expense)	(64)	(10)
Other income (expense), net	12	121
Net loss	$(28,418)	$(29,844)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
(in thousands)	2021	2020	Increase/(Decrease)
Clinical and pre-clinical	$11,778	$9,689	$2,089
Drug manufacturing and formulation	3,172	8,349	(5,177)
Personnel expenses	1,368	818	550
Stock-based compensation	642	638	4
Regulatory and other	637	451	186
Total research and development expenses	$17,597	$19,945	$(2,348)

Research and development expenses for the three months ended September 30, 2021 were $17.6 million, compared to $19.9 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, the decrease of $2.3 million was primarily related to:

●	a decrease in drug manufacturing and formulation costs of $5.2 million primarily related to the completion and release of AT-001 and AT-007 drug product batches in the three months ended March 31, 2021;
●	an increase in clinical and pre-clinical expense of $2.1 million, primarily related to the progression of the AT-007 ACTION-Galactosemia adult extension study, the AT-007 ACTION-Galactosemia Kids pediatric registrational study;
●	an increase in personnel expenses of $0.6 million due to the increase in headcount in support of our clinical program pipeline;
●	an increase in regulatory and other expenses of $0.2 million; and
●	an increase in stock-based compensation of $4,000 due to new stock option and restricted stock grants.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
(in thousands)	2021	2020	Increase/(Decrease)
Legal and professional fees	$1,511	$2,114	$(603)
Commercial expenses	3,111	2,361	750
Personnel expenses	1,653	1,623	30
Stock-based compensation	2,003	1,765	238
Insurance expenses	1,152	1,027	125
Other expenses	1,403	1,130	273
Total general and administrative expenses	$10,833	$10,020	$813

General and administrative expenses were $10.8 million for the three months ended September 30, 2021, compared to $10.0 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, the increase of $0.8 million was primarily related to:

●	an increase in commercial expenses of $0.8 million related to the expansion of the commercial department;
●	an increase in other expenses of $0.3 million relating to increased costs of rent and other office expenses;
●	an increase in stock-based compensation of $0.2 million and an increase in personnel expenses of $30,000 related to an increase in headcount;
●	an increase in insurance expenses of $0.1 million related to increased insurance costs; and
●	a decrease in legal and professional fees $0.6 million due to lower external legal fees.

Interest Income (Expense), Net

Interest income was $76,000 for the three months ended September 30, 2021, as compared to $0.1 million for the three months ended September 30, 2020. Interest income from our marketable securities remained relatively consistent period over period.

Other Income (Expense)

Other expense was $64,000 for the three months ended September 30, 2021, compared to $10,000 of other expense for the three months ended September 30, 2020. The change was primarily related to the realized loss of $64,000 related to the sale and or maturities of marketable securities during 2021 compared to a realized loss of $10,000 on the sale and or maturities of marketable securities during the three months ended September 30, 2020.

Nine months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Operating expenses:
Research and development	$46,846	$47,974
General and administrative	31,658	22,744
Total operating expenses	78,504	70,718
Loss from operations	(78,504)	(70,718)
Other income (expense), net:
Interest income (expense), net	321	435
Other income (expense)	(242)	11
Other income (expense), net	79	446
Net loss	$(78,425)	$(70,272)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020	Increase/(Decrease)
Clinical and pre-clinical	$28,404	$24,167	$4,237
Drug manufacturing and formulation	11,308	18,336	(7,028)
Personnel expenses	3,730	2,529	1,201
Stock-based compensation	1,974	1,911	63
Regulatory and other	1,430	1,031	399
Total research and development expenses	$46,846	$47,974	$(1,128)

Research and development expenses for the nine months ended September 30, 2021 were $46.8 million, compared to $48.0 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the decrease of $1.1 million was primarily related to:

●	a decrease in drug manufacturing and formulation costs of $7.0 million primarily related to the completion and release of AT-001 and AT-007 drug product batches in the three months ended March 31, 2021.
●	an increase in clinical and pre-clinical expense of $4.2 million, primarily related to the progression of the AT-007 ACTION-Galactosemia adult extension study, the AT-007 ACTION-Galactosemia Kids pediatric registrational study;
●	an increase in personnel expenses of $1.2 million due to the increase in headcount in support of our clinical program pipeline;
●	an increase in regulatory and other expenses of $0.4 million relating to an increase in clinical consulting fees during the nine months ended September 30, 2021; and
●	an increase in stock-based compensation of $63,000 due to new stock option and restricted stock unit grants, that is offset by forfeitures of stock option and restricted stock unit grants.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020	Increase/(Decrease)
Legal and professional fees	$5,108	$6,565	$(1,457)
Commercial expenses	7,738	3,128	4,610
Personnel expenses	4,922	3,987	935
Stock-based compensation	6,354	3,560	2,794
Insurance expenses	3,246	2,723	523
Other expenses	4,290	2,782	1,508
Total general and administrative expenses	$31,658	$22,745	$8,913

General and administrative expenses were $31.7 million for the nine months ended September 30, 2021, compared to $22.7 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the increase of $8.9 million was primarily related to:

●	an increase in commercial expenses of $4.6 million related to the expansion of the commercial department;
●	an increase in stock-based compensation of $2.8 million and increase in personnel expenses of $0.9 million related to an increase in headcount;
●	an increase in other expenses of $1.5 million relating to increased costs of rent and other office expenses;
●	an increase in insurance expenses of $0.5 million related to increased insurance costs; and
●	a decrease in legal and professional fees of $1.5 million due to lower external legal fees.

Interest Income (Expense), Net

Interest income was $0.3 million for the nine months ended September 30, 2021, as compared to $0.4 million for the nine months ended September 30, 2020. The change was primarily related to interest income from our marketable securities for the period.

Other Income (Expense)

Other expense was $0.2 million for the nine months ended September 30, 2021, compared to other income of $11,000 for the nine months ended September 30, 2020. The change was primarily related to the realized loss of $0.2 million related to the sale and or maturities of marketable securities during 2021. During the nine months ended September 30, 2020, there was a net realized gain of $11,000 related to the sale and or maturities of marketable securities.

Liquidity and Capital Resources

Since our inception through September 30, 2021, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We expect our existing cash and cash equivalents and short-term investments of $108.8 million as of September 30, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(63,786)	$(55,459)
Net cash provided by/(used in) investing activities	626	(47,913)
Net cash provided by financing activities	75,901	133,201
Net increase (decrease) in cash and cash equivalents	$12,741	$29,829

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021, was $63.8 million primarily due to our net losses of $78.4 million, a decrease in operating lease liability of $0.3 million, a decrease in financed insurance premium of $4.4 million, and a decrease in prepaid expenses of $1.1 million. This is partially offset by increases of $8.5 million in accounts payable, $8.3 million in non-cash stock-based compensation expense, $3.2 million of amortization of insurance premium, $0.1 million in accrued expense and $0.3 million in amortization of operating lease right-of-use assets.

Net cash used in operating activities for the nine months ended September 30, 2020, was $55.5 million. For the nine months ended September 30, 2020, the increase was primarily due to our net losses of $70.3 million, a decrease in accounts payable of $6.7 million, and a decrease in operating lease liability of $0.3 million. This is partially offset by an increase of $3.4 million in prepaid expenses, increases in accrued expenses and other current liabilities of $11.1 million, $5.5 million in non-cash stock-based compensation expense, $1.5 million of amortization of insurance premium, and $0.3 million in amortization of operating lease right-of-use assets.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2021 was $0.6 million relating to our purchase of available-for-sale securities for $109.1 million, offset by the proceeds from the sale and maturities of available-for-sale securities of $5.5 million and $104.2 million, respectively.

Net cash used in investing activities for the nine months ended September 30, 2020 was $47.9 million relating to our purchase of available-for-sale securities for $47.9 million.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $75.9 million, primarily from the cash proceeds from the February Offering of $74.4 million, $0.5 million from the exercise of stock options for common stock under the 2019 Plan, and $69,000 from the exercise of warrants for common stock, and $4.4 million from the proceeds from financed insurance premium. This was partially offset by the repayment of short-term borrowings of $3.5 million.

In June 2020, we entered into the Equity Distribution Agreement with Goldman to sell shares of our common stock, from time to time, having an aggregate offering price of up to $100 million. As of September 30, 2021, we had received no proceeds from the sale of shares of common stock pursuant to the Equity Distribution Agreement.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2021:

	Payments Due By Period
		Less Than			More Than
(in thousands)	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
Operating lease commitments(1)	$1,573	$506	$1,067	$—	$—
Total	$1,573	$506	$1,067	$—	$—
(1)	Represents future minimum lease payments under our operating leases for office space.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, cash equivalents and short-term investments of $108.8 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

The securities in our investment portfolio are not leveraged and are classified as available-for-sale. These available-for-sale securities are short-term in nature and subject to minimal interest rate risk. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. A change of 50 to 100 basis points would result in a change of $40,000 to $0.1 million, respectively, on the value of our investment portfolio.

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

As of September 30, 2021, we had cash and cash equivalents of $70.2 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. A change of 50 to 100 basis points would result in a change of $65,000 to $0.1 million, respectively, on the value of our portfolio.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate gain or loss during the three and nine months ended September 30, 2021. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2021, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the first, second, and third quarters of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $94.0 million and $45.5 million for the years ended December 31, 2020, and 2019, respectively and $78.4 million and $70.3 million for the nine months ended September 30, 2021, and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $239.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2021, our cash, cash equivalents and marketable securities was $108.8 million. Based on our current operating and research and development plans, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2021 will be sufficient to fund our projected operations through at least the next 12 months from the date the financial statements were issued. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of September 30, 2021 and December 31, 2020.

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

As of September 30, 2021, we had 27 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based upon shares of our common stock outstanding as of September 30, 2021, and after giving effect to the February Offering, our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 34.6% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2021, we had outstanding 26,214,399 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the future.

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

APPLIED THERAPEUTICS, INC.

Date: November 12, 2021	By:	/s/ Shoshana Shendelman, Ph.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Charles Silberstein, M.D.
Chuck Silberstein, M.D.
Chief Financial Officer
(Principal Financial Officer)