Form 10-K
period 2021-12-31
Applied Therapeutics Inc.
filed 2022-03-10
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, as reported on The Nasdaq Global Market, was approximately $393,223,618. This calculation excludes approximately 7,207,358 shares held by directors, executive officers and 10% or greater shareholders of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.

As of March 9, 2022, the total number of shares outstanding of the registrant’s Common Stock was 26,215,514 shares, net of treasury shares.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement for the registrant’s 2022 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

APPLIED THERAPEUTICS, INC.

2021 FORM 10-K ANNUAL REPORT

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) may contain “forward-looking statements” within the meaning of the federal securities laws made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “opportunity,” “plan,” “predict,” “project,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology.

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
●developments relating to our competitors and our industry; and
●other factors that may impact our financial results.

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

Unless the context otherwise requires, the terms “Applied,” “Applied Therapeutics,” “the Company,” “we,” “us,” “our”, “the registrant” and similar references in this Annual Report on Form 10-K refer to Applied Therapeutics, Inc.

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

AT-007 is a novel central nervous system, or CNS, penetrant ARI that we are developing for the treatment of rare metabolic diseases, including Galactosemia, a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of Galactosemia and in June 2021, the FDA granted Fast Track Designation to AT-007 for the treatment of Galactosemia. We have completed an adult study in healthy volunteers and Galactosemia patients, demonstrating that AT-007 is safe and well tolerated, and significantly reduces plasma galactitol levels vs. placebo. Galactitol is a toxic metabolite of galactose, which is formed in Galactosemia patients by aberrant activity of aldose reductase when galactose is present at high levels. A pediatric study is underway in children with Galactosemia, assessing the impact of AT-007 vs. placebo on safety, biomarker reduction of galactitol, and long-term functional outcomes. On April 13, 2021, we presented data featuring a cross-sectional analysis of nineteen pediatric patients with Classic Galactosemia, providing meaningful insight on the progressive worsening of the central nervous system phenotype with age. On October 18, 2021, we reported biomarker data from the pediatric ACTION-Galactosemia Kids study. The results demonstrate a substantial reduction in plasma galactitol of approximately 40%, which was statistically significant (p<0.001) vs. placebo. We previously reported a baseline analysis of the 47 children enrolled in the study which demonstrated a clear correlation between baseline galactitol levels and baseline clinical functional outcomes. The long-term functional outcomes portion of the pediatric study is ongoing.

AT-007 is also being studied in a rare disease caused by Sorbitol Dehydrogenase deficiency, called SORD deficiency. Aldose Reductase is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by Sorbitol Dehydrogenase, which converts sorbitol to fructose. Patients with SORD deficiency accumulate very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which results in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in drosophila and cell models of SORD deficiency demonstrated that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. Preclinical studies on AT-007 have demonstrated significant reduction in sorbitol levels in fibroblasts from SORD deficient patients. Treatment with AT-007 in the drosophila model of SORD prevented the disease phenotype and protected from neuronal degeneration. On October 25, 2021, we reported data from a pilot open-label study in 8 SORD Deficiency patients. AT-007 reduced blood sorbitol levels by approximately 66% from baseline through 30 days of treatment. AT-007 was safe and well tolerated in all treated patients. In December 2021 we initiated a Phase 2/3 registrational study in patients with SORD Deficiency, which will take place at multiple clinical sites in the US and Europe. We are in the process of discussing regulatory requirements for approval in SORD deficiency and plan to advance AT-007 towards registration for this indication.

We also plan to initiate a clinical development program on AT-007 in another pediatric rare disease, called PMM2-CDG. PMM2-CDG is a glycosylation disorder caused by deficiencies in the enzyme phosphomannomutase 2, which leads to CNS symptoms similar to Galactosemia, including low IQ, tremor, and speech and motor problems. Aldose Reductase is over-activated in this disease as a compensatory consequence of PMM2 deficiency, and a CNS penetrant ARI may be a compelling clinical option. Initial data in fibroblast cell lines derived from PMM2-CDG patients demonstrates that AT-007 treatment increases phosphomannomutase 2 activity. The FDA has granted pediatric rare disease designation and orphan designation for AT-007 in PMM2-CDG.

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

AT-104 is a dual selective PI3K inhibitor in preclinical development for T Cell Acute Lymphoblastic Leukemia (“T-ALL”). AT-104 has demonstrated significant benefit in both in vitro and in vivo models of T-ALL. In September 2020 we received pediatric rare disease designation for AT-104 in T-ALL.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $94.0 million and $105.6 million for the years ended December 31, 2020 and 2021, respectively. As of December 31, 2021, we had an accumulated deficit of $266.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of December 31, 2021, we had cash and cash equivalents and short-term investments of $80.8 million.

Covid-19 can cause significant cardiac morbidities, including cardiomyopathy. AT-001, has been shown to prevent oxidative damage to cardiomyocytes, and decrease oxidative-induced damage. In severe cases, Covid-19 infection can lead to development of Acute Respiratory Distress Syndrome (“ARDS”) and Acute Lung Inflammation/Injury (“ALI”) resulting from inflammatory response. In an animal model of sepsis-induced ALI, Aldose Reductase inhibition was shown to have a beneficial effect and attenuate severity of disease by reducing cytokines (such as IL-6), neutrophil infiltration into the lungs, and activation of lung inflammatory endothelial cells. On April 2, 2020, we announced that a Covid-19 IND had been opened with the FDA for AT-001. AT-001 investigator-initiated trials commenced at Mt. Sinai and NYU to address acute lung inflammation and cardiomyopathy in critical Covid-19 patients. We also announced that the drug was being provided free of charge through “Named Patient” Emergency INDs at multiple hospitals across the U.S. in critical Covid-19 patients. The results of the pilot study at NYU were recently published in a peer-reviewed journal.

Our management team and scientific advisory board are composed of accomplished scientists and clinicians with decades of experience developing drugs for a wide range of diseases. Our view is that drug development does not always need to follow the standard approach, which often requires long and costly development programs before drugs become available to patients. By taking a unique and focused approach to drug development, we believe we can significantly shorten development programs and bring lifesaving drugs to patients in urgent need. In May 2019, we completed our initial public offering (the “IPO”) whereby we sold 4,000,000 shares of common stock at a public offering price of $10.00 per share, resulting in aggregate net proceeds of $34.6 million, after deducting underwriting discounts and commissions and offering expenses. In November 2019, we completed a private placement of 1,380,344 shares of our common stock (the “Private Placement”), which resulted in net proceeds of approximately $18.4 million. In January 2020, we completed a secondary public offering of 2,471,489 shares of our common stock, including 411,223 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares (the “Secondary Public Offering”), pursuant to which we received $134.1 million of proceeds, net of underwriting discounts and commissions and offering expenses. In February 2021, we issued and sold 3,000,000 shares of common stock (the
“February Offering”) at a public offering price of $23.00 per share, with an additional 450,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares in the February Offering. We received aggregate net proceeds, net of underwriting discounts and commissions and offering costs of $74.4 million.

We are actively pursuing several potential financing options. While we continue to explore opportunities to raise additional equity capital in the public markets, this has proven to be challenging in the biotech sector recently. Other options for structured finance which we continue to explore include a PIPE, debt, convertible debt, and synthetic royalty financing. Synthetic royalty financing, in particular, has become a favorable option for many companies for funding ongoing clinical development in late-stage and pre-approval programs. We have engaged an investment bank and we are specifically exploring this option in the near term. Additionally, we are in active dialogue with several potential partners regarding business development opportunities related to one or more of our programs. There can be no assurances that our discussions with any of the current counterparties will be successful, and the Company expects to continue to pursue additional opportunities.

Our Strategy

Our goal is to bring potentially transformative therapies to market across a range of fatal or debilitating diseases for which no treatments are available. The critical components of our strategy include:

●	Leveraging our unique approach to develop our pipeline of novel ARIs. We target molecules and pathways that have a proven role in disease, but have previously failed to yield successful products due to poor efficacy and tolerability. Our unique approach to drug development utilizes recent technological advances to design improved drugs, employs early use of biomarkers to confirm biological activity and focuses on abbreviated regulatory pathways. We develop product candidates with increased potency and selectivity by leveraging recent technological advances in high throughput crystallography and in silico structural design. Our strategy is also informed by early use of biomarkers to confirm biological activity and target engagement. Early proof of biological activity through biomarkers in clinical trials combined with data from prior clinical development programs on first generation drugs significantly de-risks clinical development in our target indications. AR is our first molecular target that has been implicated in multiple diseases and for which sorbitol levels can be assessed as a biomarker of enzyme activity. Prior AR-targeting compounds produced nonselective inhibitors and failed to demonstrate adequate safety and efficacy. We intend to apply our strategy to a wide range of validated targets across multiple disease indications, which we believe will result in additional pipeline programs.
●	Rapidly advancing the development of our ARI product candidates, AT-007, AT-001 and AT-003. We have completed a pivotal study of AT-007 in adults with galactosemia, and a pediatric registrational study is ongoing. A registrational study of AT-001 for the treatment of DbCM is ongoing.
●	Taking advantage of regulatory pathways designed for accelerated drug development in indications with high unmet need and seeking strategic partnerships in other indications. We plan to leverage abbreviated development programs and biomarker-based approaches for rapid drug development and regulatory approval where possible. For indications that require standard development programs, we plan to seek strategic partnerships.
●	Expanding our pipeline to products targeting other validated molecules and pathways outside of AR. We plan to further characterize our novel PI3K inhibitors and select lead compounds for preclinical development. Utilizing our biomarker-based approach, we intend to target urgent hematological oncology indications and specific solid tumors. We will continue leveraging our relationships with academic institutions and universities to acquire or license additional technologies that are consistent with our strategy of applying new technologies to validated molecular pathways.

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

AT-007 for the Treatment of Rare Metabolic Disease (Galactosemia, SORD Deficiency, PMM2-CDG)

Overview

AT-007 is a novel CNS penetrant ARI for the treatment of galactosemia, a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. High levels of galactose circulating in the blood and tissues of galactosemia patients enable AR to convert galactose to a toxic metabolite, galactitol, which results in long-term complications ranging from CNS dysfunction to cataracts. AT-007 was specifically designed to be a CNS penetrant to address AR activity in the brain and potentially prevent CNS consequences of the disease. We have demonstrated that treatment with AT-007 in an animal model of galactosemia reduces toxic galactitol levels and prevents disease complications. We have also demonstrated that in patients with galactosemia, plasma galactitol level statistically correlates with disease severity (p=0.004), further supporting the role of toxic galactitol in causing long-term disease complications. In adult and pediatric galactosemia patients, we have demonstrated that AT 007 treatment resulted in a statistically significant reduction in plasma galactitol versus placebo. A pediatric long-term clinical study is underway.

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

There are no treatments available for galactosemia. Due to endogenous production of galactose within the body, infants with galactosemia develop significant complications even with immediate implementation of, and strict adherence to, a dairy-free diet. CNS complications include cognitive impairment, low IQ, speech and motor deficiencies, and seizures. In addition, nearly all females develop ovarian insufficiency. Further to the damage that occurs in childhood, many adults also develop persistent cataracts, seizures, and experience progressive worsening of tremor, cognitive, behavioral and psychiatric issues due to ongoing tissue deposition of galactitol.

AR Activity Causes Toxic Accumulation of Galactitol in Galactosemia

We have demonstrated that inhibiting AR activity shifts galactose metabolism to an alternative enzyme called galactose dehydrogenase, which allows galactose to be metabolized to galactonate, a benign substance that is removed in the urine.

Market Opportunity

The global incidence of galactosemia is estimated to be 1 in 50,000 to 1 in 90,000, depending on ethnicity. The U.S. galactosemia population is approximately 3,000 patients, based on newborn screening data identifying 2,500 infants through 2014, and the estimated birth rate of 80 patients per year. Prior studies estimated that the U.S. galactosemia population was higher based on the incidence rates, because they did not take into account that, prior to newborn screening, most infants with galactosemia died within a few weeks of birth. As a result, the disease prevalence is significantly lower, and the live population with galactosemia is largely age 40 and younger. The EU population (including the UK) is slightly larger than the US population, estimated at approximately 4,000 patients, leading to a combined US + EU market opportunity of approximately 7,000 patients. When additional markets, such as Japan and Canada are considered, we believe the overall Market opportunity for Galactosemia is approximately 7,600 patients worldwide.

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

ACTION-Galactosemia Kids

In June 2020, we initiated the ACTION-Galactosemia Kids pediatric galactosemia study. The study was placed on partial clinical hold in August 2020 while we worked with the FDA to redesign and operationally modify the study to seamless design to ensure continuous treatment and the opportunity to receive clinical benefit. The study re-started in February 2021 and is currently ongoing. The pediatric clinical trial is a 2-part study to evaluate safety, pharmacokinetics, and reduction in the toxic biomarker, galactitol (Part A), as well as impact on functional outcomes in children with galactosemia over time (Part B). Three age cohorts are being studied in parallel: age 2-6, age 7-12, and age 13-17. An additional cohort of children under 2 years of age may be added following analysis of safety data from the initial pediatric cohorts. We have completed the biomarker portion of the study, demonstrating a 40% reduction in plasma galactitol (p<0.001 vs. placebo). The clinical outcomes portion of the study is ongoing, evaluating the impact of AT-007 on how patients feel and function over time.

While we had initially planned to submit an NDA for Accelerated Approval based on galactitol reduction, the FDA has since communicated that clinical outcomes data will be required for approval. The ongoing ACTION-Galactosemia pediatric study is designed to demonstrate statistically significant impact on clinical outcomes vs. placebo over time. The statistical powering based on available data is predicted to demonstrate statistical significance at 18 months of treatment. We are actively working with the FDA to determine the best path forward towards approval given the lack of any approved treatment options in Galactosemia and the urgency to treat.

SORD Deficiency

SORD Deficiency is a newly characterized genetic cause of Charcot-Marie-Tooth Type 2 Disease (“CMT2”) and distal hereditary neuropathy, in which patients are deficient in the enzyme Sorbitol Dehydrogenase (“SORD”). SORD is the enzyme which follows AR in the polyol pathway and converts sorbitol to fructose. Patients who are deficient in SORD can’t metabolize sorbitol normally, and sorbitol levels accumulate to unnaturally high levels. Sorbitol, like galactitol, has been shown to be toxic to cells, especially neurons, resulting in progressive neuronal degeneration. Patients with SORD Deficiency develop progressive neuropathy, which greatly impacts mobility and motility, and significantly affects quality of life. Genetic studies indicate that approximately 7-9% of CMT2 cases are caused by SORD Deficiency, estimating the US population around 3,300 patients. The EU population (including the UK) is estimated to be approximately 4,400 patients. When additional markets, such as Japan and Canada are considered, we believe the overall Market opportunity for Galactosemia is approximately 8,400 patients worldwide. There are no FDA approved disease modifying treatments for CMT2 or SORD Deficiency. Substrate reduction through

AR inhibition in patient fibroblasts and a drosophila model of disease have demonstrated preclinical proof of concept in SORD Deficiency, significantly reducing sorbitol levels and normalizing the drosophila disease phenotype. Preclinical studies in fibroblasts derived from SORD Deficiency patients have demonstrated significant reduction in sorbitol levels with AT-007 treatment. Preclinical studies in the drosophila model of disease have demonstrated a positive impact on the disease phenotype with AT-007 treatment, including mobility (climbing) and prevention of neuronal degeneration. In 2021 we conducted an open-label pilot study in 8 patients with SORD Deficiency. AT-007 treatment significantly reduced sorbitol levels by approximately 66% from baseline, and was safe and well tolerated. In December 2021 we initiated a Phase 2/3 registrational study in patients with SORD Deficiency. The registrational study, called the INSPIRE trial, is designed to demonstrate biomarker efficacy at 3 months through reduction in sorbitol, and long-term clinical efficacy over 2 years of treatment, with an interim clinical outcomes assessment at 12 months. The study is a multicenter placebo controlled trial conducted in the US and Europe.

PMM2-CDG

PMM2-CDG is a glycosylation disorder in which patients have only partial function of the phosphomannomutase enzyme (“PMM2”). As a result, patients do not process sugars properly to support protein glycosylation, which results in systemic problems and multi-organ failure. PMM2-CDG is a severe disease, resulting in and high mortality in children, with no FDA approved treatments. PMM2-CDG is an ultra-rare disease, with only approximately 1,000 patients identified worldwide.

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

Diagnosis and Standard of Care

DbCM is a fatal fibrosis of the heart that occurs in both type 1 and type 2 diabetic patients, which leads to decreased contractility and decreased heart function, eventually resulting in fulminant heart failure. DbCM is caused by metabolic derangements in cardiomyocytes that result in cell death and fibrosis. AR activity has been shown to be a large contributor to these metabolic derangements, and the downstream effect of AR activation is responsible for the cardiomyocyte cell death and fibrosis. DbCM is diagnosed by increased weight of the heart and decreased contractility, which are identified by echocardiographic screening, as well as by exclusion of other forms of heart disease. Epidemiological studies have shown that approximately 17% to 24% of diabetic patients display DbCM in the absence of any other forms of heart disease. These patients do not have hypertension, atherosclerosis, valvular heart disease or ischemia, and the only cause of the cardiomyopathy is the underlying diabetes. Stages of DbCM range from asymptomatic, or stage 1, to acute heart failure, or stage 4. Most patients are not diagnosed until stage 2, where symptoms manifest as extreme shortness of breath during exercise, referred to as decreased exercise tolerance. Exercise tolerance in these patients (as measured by maximum amount of oxygen a person can utilize during intense exercise known as peak VO2) is approximately 25% lower than diabetic patients without DbCM, and decreases by an additional 30% as the patients progress to overt heart failure in later stages of diseases. Patients quickly progress at a steady state of decline to stage 3, which includes marked cavity dilation and severe limitations in daily activities. The final stage of

DbCM, stage 4, is represented by acute heart failure resulting in death. The current standard of care is to target glucose control in these patients, as well as hemodynamic modulation of blood flow, through use of beta blockers and diuretics. Both approaches are largely ineffective, and DbCM often results in death within five to ten years of diagnosis. Approximately 24% of DbCM patients progress to overt heart failure or death within 1.5 years of diagnosis, and 37% within five years of diagnosis.

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

On October 3, 2019, and in connection with the 2019 Columbia Agreement, the Company entered into a research services agreement (the “PI3k Columbia Research Agreement” and collectively with the 2016 Columbia Agreement, 2019 Columbia Agreement and 2019 Columbia Research Agreement, the “Columbia Agreements”) with Columbia University with the purpose of analyzing PI3k inhibitors for the treatment of lymphoid malignancies. The PI3k Columbia Research Agreement had a term of 18 months from its effective date and expired in accordance with its terms.

License Agreement with University of Miami

On October 28, 2020, we entered into a license agreement (the “2020 Miami License Agreement”) with the University of Miami relating to certain technology that is co-owned by the University of Miami (UM), the University of Rochester (UR) and University College London (UCL Business Ltd. (UCL)). UM was granted an exclusive agency from UR and UCL to license each of their rights in the technology. Pursuant to the 2020 Miami License Agreement, UM, on behalf of itself and UR and UCL, granted us a royalty-bearing, sublicensable license that is exclusive with respect to certain patent applications and patents that may grant from the applications, and non-exclusive with respect to certain know-how, in each case to research, develop, make, have made, use, sell and import products for use in treating and/or detecting certain inherited neuropathies, in particular those caused by mutation in the sorbitol dehydrogenase (SORD) gene. The license grant is worldwide. Under the 2020 Miami License Agreement, we are obligated to use commercially reasonable efforts to develop, manufacture, market and sell licensed products in the licensed territory, and to comply with certain obligations to meet specified development milestones within defined time periods. UM retains for itself UR and UCL the right to use the licensed patent rights and licensed technology for their internal non-commercial educational, research and clinical patient care purposes, including in sponsored research and collaboration with commercial entities. As the technology licensed to us under the 2020 Miami License Agreement was developed as a result of a U.S. government grant, the licenses granted to us under the agreement are subject to the terms of such grant, and to standard rights of the U.S. government under the Bayh-Dole Act, including the grant to the government of a non-exclusive, worldwide, freedom to operate license under any patents, and the requirement, absent a waiver, to manufacture products substantially in the United States.

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

On December 14, 2020, we entered into a research agreement with the University of Miami (the “2020 Miami Research Agreement”), pursuant to which the University of Miami agreed to conduct a research study relating to SORD neuropathy and deliver a final report on the study to us. The term of the research agreement was from December 14, 2020 through December 30, 2021. The consideration for the 2020 Miami Research Agreement was $0.3 million.

Sales and Marketing

We have hired a Chief Commercial Officer and core commercial team to support late-stage development of our product candidates in anticipation of future commercial launches. We believe the work done to date has prepared us well for a future Galactosemia commercial launch, and the core team will continue to support stage-appropriate activities, such as SORD Deficiency disease state awareness. Due to the delay in the anticipated Galactosemia commercial launch, external non-essential commercial expenditures have been suspended, and we expect to recognize significant reductions in our commercial spending in 2022.

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

There are currently no therapies approved to treat Galactosemia. Two companies have announced plans for preclinical or conceptual programs to develop gene therapies in Galactosemia. We believe these potential AAV gene therapies are several years away from entering the clinic, and there is no data to date in preclinical or clinical studies demonstrating efficacy or safety. Additionally, due to safety issues associated with AAV gene therapy in general, and the fact that Galactosemia is a debilitating but not life-threatening disease, we do not believe that the risk appetite of parents or physicians will support substantial competition from gene therapies.

There are currently no therapies approved for SORD Deficiency. There are no drugs in development to our knowledge outside of AT-007, and we believe that the IP licensed from University of Miami is sufficiently broad to encompass the entire class of aldose reductase inhibitors for treatment of SORD Deficiency.

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

In total, our patent portfolio, including patents licensed from Columbia University and patents owned by us, comprises nine different patent families, filed in various jurisdictions worldwide, including families directed to composition of matter for AR inhibitors, and families directed to methods of treating galactosemia and complications associated with galactosemia, SORD deficiency and PMM2-CDG using AR inhibitors, and a family directed to composition of matter of PI3K inhibitors. Our patent portfolio includes issued patents in the United States, Europe, Japan, Australia, Canada, and other jurisdictions. Our patent portfolio is outlined below:

Composition of Matter Patents

AT-007. We have exclusively licensed a patent family from Columbia University that includes two issued composition of matter patents and an issued method use of patent in the United States, and 39 issued patents in Europe, Japan, Australia, India, Israel and South Africa, that claim the composition of matter of and certain methods of use with respect to AT 007. In addition, we have pending patent applications in the United States, Europe, Japan, China, Canada, Australia, Russia, Brazil, India, Israel, Mexico, New Zealand, Singapore, South Africa, and Hong Kong. The 20 year term of patents in this family runs through June 2037, absent any available patent term adjustments or extensions.

AT-001 and AT-003. We have exclusively licensed from Columbia University a patent family that includes four issued patents in the United States, 45 issued patents in Europe, Japan, Canada, and Australia, two pending applications in the United States and a pending application in Europe that claim the composition of matter of and certain methods of use with respect to AT-001 and AT-003. The 20-year term of the patents in this family runs through July 2031, absent any available patent term adjustments or extensions.

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

Methods for Treating SORD Deficiencies

We own a pending Patent Cooperation Treaty, or PTC, application that claims methods for treating SORD deficiency using AT-007 and other inhibitors of AR. We plan to file national stage applications in the United States,

Europe, and other jurisdictions before the deadlines to file such applications. The 20-year term of any patents in this family that may issue will run through 2041, absent any available patent term adjustments or extensions.

We have exclusively licensed a patent family from University of Miami that includes a pending Patent Cooperation Treaty, or PCT, application that claims methods for treating inherited neuropathy using a variety of therapeutic modalities including inhibitors of AR. This PCT application is owned by University of Miami, University of Rochester and UCL Business Ltd. and licensed to us by University of Miami pursuant to an exclusive agency granted to University of Miami, by University of Rochester and UCL Business Ltd. We plan to file national stage applications in the United States, Europe, and other jurisdictions before the deadlines to file such applications. The 20-year term of any patents in this family that may issue will run through 2040, absent any available patent term adjustments or extensions.

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

Rare pediatric disease, or RPD, designation by the FDA enables priority review voucher, or PRV, eligibility upon U.S. market approval of a designated drug for rare pediatric diseases. The RPD-PRV program is intended to encourage development of therapies to prevent and treat rare pediatric diseases. The voucher, which is awarded upon NDA or Biologics License Application, or BLA, approval to the sponsor of a designated RPD can be sold or transferred to another entity and used by the holder to receive priority review for a future NDA or BLA submission, which reduces the FDA review time of such future submission from ten to six months. The RPD-PRV program is currently scheduled to sunset as of September 30, 2026.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA and we expect such challenges and amendments to continue. Former President Trump implemented certain directives designed to delay the implementation of certain PPACA provisions or otherwise circumvent requirements for health insurance mandated by the PPACA, while Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of the PPACA have been signed into law. For example, the Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 19, 2020, former President Trump signed a bill that repealed the PPACA’s so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the lower court decision, which was then appealed to the U.S. Supreme Court. In June 2021, the U.S. Supreme Court held that state and individual plaintiffs did not have standing to challenge the individual mandate provision of the PPACA; in so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the PPACA in its entirety. It is unclear how these decisions, subsequent decisions and appeals, and other efforts to repeal and replace the PPACA will impact the PPACA.

Further, there has been increasing legislative, executive branch, and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. With respect to executive branch actions, the former Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has implemented some of these measures under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs, beginning January 1, 2020. Although a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, the Biden Administration’s Prescription Drug Pricing Plan as part of the House-passed Build Back Better Act seeks to reduce prescription drug costs by, among other provisions, allowing Medicare to negotiate prices for certain high-cost prescription drugs in Medicare Parts B and D, imposing an excise tax on pharmaceutical manufacturers that refuse to negotiate pricing with Medicare, requiring inflation rebates to limit annual drug price increases in Medicare and private insurance, redesigning the Medicare Part D formula, and limiting the cost-sharing for insulin products. It is unclear whether such measures will be acted, and enacted, what effect they would have on our business.

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

Employees and Human Capital Resources

Investing in, developing, and maintaining human capital is critical to our success. As of December 31, 2021, we had 34 full-time employees, 19 of whom were primarily engaged in research and development activities. A total of ten employees have an M.D. or Ph.D. degree. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion and compensation and pay equity. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Information About Our Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position(s)
Executive Officers
Shoshana Shendelman, Ph.D.	43	President, Chief Executive Officer and Chair of the Board of Directors

Riccardo Perfetti, M.D., Ph.D.	62	Chief Medical Officer

Adam Hansard	46	Chief Commercial Officer

Shoshana Shendelman, Ph.D., age 43, is our founder and has served as our President and Chief Executive Officer and as chair of our board of directors since January 2016. Prior to founding our company, she founded Clearpoint Strategy Group LLC, a boutique life sciences consulting firm, where she served as the Managing Director from July 2012 to December 2016, and served as a Senior Advisor from January 2017 to December 2018. Prior to that, she served as a scientific consultant and analyst at Bridge Scientific Consulting LLC. Dr. Shendelman received her B.S. in biochemistry from Brandeis University and a Ph.D. in Cellular, Molecular and Biophysical Studies (CMBS) from Columbia University Vagelos College of Physicians and Surgeons. We believe that Dr. Shendelman’s extensive knowledge of our company as founder, President and Chief Executive Officer and her management background and experience in the healthcare industry qualifies her to serve on our board of directors.

Riccardo Perfetti, M.D., Ph.D., age 62, has served as our Chief Medical Officer since August 2018. Prior to joining us, Dr. Perfetti served as a Senior Medical Officer, Vice President and Head of Global Medical Affairs, Diabetes and Cardiovascular Business Unit at Sanofi S.A., a publicly traded pharmaceutical company from October 2007 to September 2018. Prior to joining Sanofi, Dr. Perfetti served in various roles at Amgen Inc., a publicly traded biopharmaceutical company, including as a Director and Global Development Leader in diabetes, obesity, metabolism and endocrinology from December 2004 to August 2007. Dr. Perfetti was previously an associate professor of medicine at University of California in Los Angeles and a professor of medicine at the National Institutes of Health, or NIH. Dr. Perfetti practiced as an endocrinologist at Cedars-Sinai Medical Center and also served as Director of the Diabetes Research Laboratory and Director of the Outpatient Diabetes Program. Dr. Perfetti received his M.D. and Ph.D. in Endocrinology from University La Sapienza in Rome, Italy and received post-graduate training in endocrinology and molecular biology at NIH.

Adam Hansard, age 46, has served as our Chief Commercial Officer since March 2020. Prior to joining us, he was Senior Director of New Product Strategy at Alexion Pharmaceuticals, a biopharmaceutical company, from March 2019 to February 2020. From February 2018 to March 2019, he was Vice President of Business Operations at Syntimmune, a clinical-stage biotech purchased by Alexion in Nov. 2018. From January 2012 to March 2018, Mr. Hansard worked at Sanofi Genzyme, a biotechnology company and wholly-owned subsidiary of Sanofi, a publicly traded, multinational pharmaceutical company, where he served as the North American Senior Director, Chief of Staff of MS Oncology and Immunology and the Senior Director of MS Brand Communications. Mr. Hansard received his Masters in Business Communication from Jones International University and his B.S. in Marketing from the University of West Florida.

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

Risk Factor Summary

The following is a summary of the risk factors included in this Item 1A and is qualified entirely by the disclosure included in the rest of this Item 1A:

Risks Related to Our Financial Position and Capital Needs

●	We have incurred and expect to continue to incur substantial operating losses and our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
●	Our operating history makes evaluating our business and future viability more difficult.
●	We will require substantial additional funding to finance our operations, and may suffer consequences to our development programs upon failure to do so.
●	Raising additional capital may cause adverse effects.

Risks Related to the Development and Commercialization of Our Product Candidates

●	Our success is substantially dependent on the successful clinical development, regulatory approval and commercialization of our product candidates and may be adversely affected upon failure to do so.
●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and our results may not be sufficient for the necessary regulatory approvals.
●	Clinical drug development involves a lengthy and expensive process and the development of additional product candidates is risky and uncertain.
●	We may be unable to obtain/maintain or receive the benefits of regulatory approval, rare pediatric disease designation/exclusivity, accelerated registration pathways, breakthrough therapy designations or fast track designations for our product candidates, as applicable.
●	Clinical trials are expensive, time consuming and subject to factors outside our control.
●	Our product candidates may cause undesirable side effects, affecting regulatory approval, commercial potential or result in significant negative consequences following any potential marketing approval.
●	Interim, “top line” and preliminary data from our clinical trials may be subject to change.
●	The market opportunities for our product candidates may be smaller than we believe or approval we obtain may narrow our patient population.
●	We may face substantial competition.
●	We may face risks related to strategic collaborations to develop our product candidates
●	Our product candidates may fail to achieve market acceptance necessary for commercial success.
●	We may face risks related to any potential international operations.
●	We may be adversely affected by product liability lawsuits.
●	Our insurance policies may be inadequate and potentially expose us to unrecoverable risks.

Risks Related to Regulatory Compliance

●	We are subject to healthcare laws and regulations, which carry substantial penalties for noncompliance.
●	Coverage and adequate reimbursement may not be available for our product candidates.
●	Healthcare reform measures may have a negative impact on our business and results of operations.

Risks Related to Our Dependence on Third Parties

●	Third-parties may conduct our preclinical studies and clinical trials in an unsatisfactory manner.
●	We intend to rely on third parties to produce supplies of our product candidates.
●	We and our third-party affiliates are subject to environmental, health and safety laws and regulations.

Risks Related to Our Intellectual Property

●	Breaches of our license agreements may result in the adverse effects to our ability to continue the development and commercialization of our product candidates.
●	Insufficient patent protection could allow our competitors to develop and commercialize products and technology similar or identical to ours.
●	Obtaining and maintaining our patent rights is expensive, complicated and labor intensive and patent terms may be inadequate to protect our competitive position on our product candidates.
●	We may be subject to claims alleging violations of intellectual property rights.
●	Changes in patent law could impair our ability to protect our product candidates.
●	We may be unable to protect our intellectual property rights.
●	Intellectual property rights do not necessarily address all potential threats to our business.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

●	We are highly dependent on the services of our current executive officers.
●	We may experience difficulties resulting from the expansion of our organization.
●	We may be subject to security breaches in our information technology systems.
●	Our employees and the third-parties we deal with may engage in misconduct or improper activities.
●	Our business may be adversely affected by the corona-virus outbreak.

Risks Related to Ownership of Our Common Stock

●	The market price of our common stock is volatile and has fluctuated substantially.
●	Concentration of stock ownership among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
●	We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

General Risk Factors

●	We may be affected by unfavorable research or reports.
●	We may use our cash and cash equivalents ineffectively or in ways with which you do not agree.
●	We are subject to risks as an “emerging growth company” and a public company.
●	We may avail ourselves of defensive and forum selection provisions in our governing documents and under Delaware law.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $105.6 million and $94.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $266.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

The report of our independent registered public accounting firm included a "going concern" explanatory paragraph.

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2021 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. While we believe that our cash and cash equivalents of $80.8 million at December 31, 2021 will be sufficient to fund our operations through year end 2022, given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms.

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

We have encountered, and may continue to encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

As of December 31, 2021, our cash, cash equivalents and marketable securities was $80.8 million. Based on our current operating and research and development plans, we do not believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2021 will be sufficient to fund our projected operations through the next 12 months from the date the financial statements were issued. We will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

In addition, our ability to access additional capital has been affected by overall macroeconomic trends, among other things, including rising interest rates, which have caused the price of our common stock to fluctuate significantly and/or decline. These macroeconomic trends have been exacerbated by recent hostilities between Russia and Ukraine, which have contributed to further economic instability in the global financial markets. As a result, adequate additional financing may not be available to us when needed or on attractive terms. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or altogether terminate our research and development programs or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders and restrict our operations or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, including through the equity distribution agreement, dated January 26, 2022 with Cowen and Company, LLC as sales agent, third party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2020 and 2021.

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

Even if we eventually complete clinical testing and receive approval of a new drug application, or NDA, or foreign marketing for our product candidates, the FDA or the comparable foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-market clinical trials. The FDA or the comparable foreign regulatory authorities also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request, and the FDA or comparable foreign regulatory authorities may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would adversely impact our business and prospects.

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

We have sought, and may in the future seek, fast track designation from the FDA for our product candidates. Even if granted, fast track designation may not actually lead to a faster development, regulatory review or approval process.

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

If we fail to comply with applicable regulatory requirements following approval of our product candidates, a regulatory authority may, among other actions:

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

The FDA’s and other regulatory authorities’ policies may change and additional laws or government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are not able to maintain regulatory compliance with the FDCA, Cures Act, or other applicable requirements, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

We intend to seek approval to market our product candidates outside the United States, and may do so for future product candidates. If we market approved products outside the United States, we expect that we will be subject to additional risks in commercialization, including:

●	different regulatory requirements for approval of therapies in foreign countries;

●	reduced protection for intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	foreign reimbursement, pricing and insurance regimes;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geopolitical actions, including war and terrorism, international hostilities, or natural disasters including earthquakes, typhoons, floods and fires.

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

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to executive, judicial and Congressional challenges. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, then-President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA-qualified health plans and health insurance issuers under the PPACA adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the lower court decision, which was then appealed to the U.S. Supreme Court. The U.S. Supreme Court heard arguments in the case in November 2020 and issued its decision in June 2021, ruling that the plaintiffs lacked the standing to challenge the individual mandate provision. In so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the PPACA in its entirety. It is unclear how any potential future litigation and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement may have on our business and the potential profitability of our product candidates.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. While some of the proposed measures will require authorization through additional legislation to become effective, the U.S. Congress have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, on April 21, 2021, the Lower Costs, More Cures Act of 2021 was introduced, a bill intended to reduce Medicare and Medicaid prescription drug prices, including by restructuring the Medicare Part B reimbursement and Medicare Part D benefit and modifying aspects of the Medicaid Drug Rebate Program. An even more restrictive bill, the Lower Drug Costs Now Act, was introduced in the House of Representatives on September 19, 2019, and re-introduced on April 22, 2021, and would require the U.S. Department of Health and Human Services (HHS) to directly negotiate drug prices with manufacturers. The Biden Administration’s Prescription Drug Pricing Plan as part of the House-passed Build Back Better Act also seeks to reduce prescription drug costs by, among other provisions, allowing Medicare to negotiate prices for certain high-cost prescription drugs in Medicare Parts B and D, imposing an excise tax on pharmaceutical manufacturers that refuse to negotiate pricing with Medicare, requiring inflation rebates to limit annual drug price increases in Medicare and private insurance, redesigning the Medicare Part D formula, and limiting cost-sharing for insulin products. It is unclear whether such measures will be acted, and enacted, what effect they would have on our business. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. We have selected trademarks for some of our later stage product candidates and filed applications to register those trademarks for our current or any future product candidates. For other earlier stage product candidates, we have not yet selected trademarks or begun the process of applying to register trademarks. Our pending trademark applications, and any future trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

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

As of December 31, 2021, we had 34 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a significant disruption of our product development programs and our ability to operate our business effectively, and adversely affect our business and operating results.

Our internal computer systems, cloud-based computing services and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from computer viruses, data corruption, cyber-based attacks (including phishing attempts, denial of service attacks, and malware or ransomware incidents), unauthorized access, natural disasters, terrorism, war, international hostilities and telecommunication and electrical failures. While we have not experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, federal, state and international laws and regulations, such as the European Union’s General Data Protection Regulation, which took effect in May 2018, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

Risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted remote working arrangements as a result of the Covid-19 pandemic, and may increase as a result of recent hostilities between Russia and Ukraine. Improper or inadvertent employee behavior, including data privacy breaches by employees, contractors and others with permitted access to our systems, may also pose a risk that sensitive data may be exposed to unauthorized persons or to the public. If a system failure or security breach occurs and interrupts our operations or the operations at one of our third-party vendors, it could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or reputation or result in legal or regulatory proceedings. In addition, if a ransomware attack or other cyber-attack occurs, either internally or at our third-party vendors, it is possible we could be prevented from accessing our systems or data, which may cause interruptions or delays in our business, cause us to incur remediation costs or subject us to demands to pay ransom, or adversely affect our business reputation.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock is volatile and has fluctuated substantially, which could result in substantial losses for purchasers of our common stock.

The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased it. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, the market price for our common stock has been, and is likely to continue to be influenced by the following:

●	the commencement, enrollment, results of, or any delays in our planned or future clinical trials of our product candidates or those of our competitors;
●	the success of competitive drugs or therapies;
●	regulatory or legal developments in the United States and other countries;
●	the success of competitive products or technologies;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	the potential impact of the Covid-19 pandemic on the timing and progress of our ongoing clinical trials, our business, results of operations, liquidity, and operations and our ability to mitigate those potential impacts;
●	significant lawsuits, including patent or stockholder litigation;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems, including coverage and adequate reimbursement for any approved drug;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad; and
●	investors’ general perception of us and our business.

These and other market and industry factors have caused the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock. Furthermore, we believe our stock has been, and may in the future be, adversely affected as a result of actions by third-parties. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price.

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

Based upon shares of our common stock outstanding as of December 31, 2021, our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 35.7% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2021, we had outstanding 26,215,514 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the future.

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

Our management has broad discretion in the application of our cash and cash equivalents, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in additional operating losses that could have a negative impact on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

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

As a public company, and particularly after we are no longer an EGC, we incur and will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and The Nasdaq Stock Market LLC have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

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

Stockholders

As of December 31, 2021, there were approximately 19 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street names by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

ITEM 6.      SELECTED FINANCIAL DATA.

The following tables set forth our selected statement of operations data for the years ended December 31, 2021 2020, and our selected balance sheet data as of December 31, 2021 and 2020, all of which have been derived from our financial statements appearing elsewhere in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. You should read the following selected financial data together with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report. The selected financial data included in this section are not intended to replace the financial statements and are qualified in their entirety by the financial statements and the related notes included elsewhere in this Annual Report.

	Years Ended
	December 31,
(in thousands, except share and per share data)	2021	2020
Summary of Operations Data:
Operating expenses:
Research and development	$62,570	$61,788
General and administrative	43,048	32,678
Total operating expenses	105,618	94,466
Loss from operations	(105,618)	(94,466)
Other income (expense), net:
Interest income (expense), net	555	559
Other expense	(521)	(54)
Total other income (expense), net	34	505
Net loss	$(105,584)	$(93,961)
Net loss per share: basic and diluted(1)	$(4.12)	$(4.28)
Weighted-average shares used in computing net loss per share: basic and diluted(1)	25,598,181	21,966,326
(1)	See Notes 1 and 13 to our financial statements included elsewhere in this Annual Report for an explanation of the calculations of our basic and diluted net loss per share and the weighted-average number of shares used in the computation of the per share amounts.

	As of
	December 31,
(in thousands)	2021	2020
Balance Sheet Data:
Cash and cash equivalents	$53,888	$57,466
Investments	26,935	39,363
Working capital	61,932	81,358
Total assets	89,892	104,506
Accumulated deficit	(266,315)	(160,731)
Total stockholders’ (deficit) equity	62,539	81,939

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

AT-007 is a novel central nervous system, or CNS, penetrant ARI that we are developing for the treatment of rare metabolic diseases, including Galactosemia, a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of Galactosemia and in June 2021, the FDA granted Fast Track Designation to AT-007 for the treatment of Galactosemia. We have completed an adult study in healthy volunteers and Galactosemia patients, demonstrating that AT-007 is safe and well tolerated, and significantly reduces plasma galactitol levels vs. placebo. Galactitol is a toxic metabolite of galactose, which is formed in Galactosemia patients by aberrant activity of aldose reductase when galactose is present at high levels. A pediatric study is underway in children with Galactosemia, assessing the impact of AT-007 vs. placebo on safety, biomarker reduction of galactitol, and long-term functional outcomes. On April 13, 2021, we presented data featuring a cross-sectional analysis of nineteen pediatric patients with Classic Galactosemia, providing meaningful insight on the progressive worsening of the central nervous system phenotype with age. On October 18, 2021 we reported biomarker data from the pediatric ACTION-Galactosemia Kids study. The results demonstrate a substantial reduction in plasma galactitol of approximately 40%, which was statistically significant (p<0.001) vs. placebo. We previously reported a baseline analysis of the 47 children enrolled in the study which demonstrated a clear correlation between baseline galactitol levels and baseline clinical functional outcomes. The long-term functional outcomes portion of the pediatric study is ongoing.

AT-007 is also being studied in a rare disease caused by Sorbitol Dehydrogenase deficiency, called SORD deficiency. Aldose Reductase is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by Sorbitol Dehydrogenase, which converts sorbitol to fructose. Patients with SORD deficiency accumulate very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which results in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in drosophila and cell models of SORD deficiency demonstrated that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. Preclinical studies on AT-007 have demonstrated significant reduction in sorbitol levels in fibroblasts from SORD deficient patients. Treatment with AT-007 in the drosophila model of SORD prevented the disease phenotype and protected from neuronal degeneration. On October 25, 2021, we reported data from a pilot open-label study in 8 SORD Deficiency patients. AT-007 reduced blood sorbitol levels by approximately 66% from baseline through 30 days of treatment. AT-007 was safe and well tolerated in all treated patients. In December 2021 we initiated a Phase 2/3 registrational study in patients with SORD Deficiency, which will take place at multiple clinical sites in the US and Europe. We are in the process of discussing regulatory requirements for approval in SORD deficiency and plan to advance AT-007 towards registration for this indication.

We also plan to initiate a clinical development program on AT-007 in another pediatric rare disease, called PMM2-CDG. PMM2-CDG is a glycosylation disorder caused by deficiencies in the enzyme phosphomannomutase 2, which leads to CNS symptoms similar to galactosemia, including low IQ, tremor, and speech and motor problems. Aldose Reductase is over-activated in this disease as a compensatory consequence of PMM2 deficiency, and a CNS penetrant ARI may be a compelling clinical option. Initial data in fibroblast cell lines derived from PMM2-CDG patients demonstrates that AT-007 treatment increases phosphomannomutase 2 activity. The FDA has granted pediatric rare disease designation and orphan designation for AT-007 in PMM2-CDG.

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

AT-104 is a dual selective PI3K inhibitor in preclinical development for T Cell Acute Lymphoblastic Leukemia (“T-ALL”). AT-104 has demonstrated significant benefit in both in vitro and in vivo models of T-ALL. In September 2020 we received pediatric rare disease designation for AT-104 in T-ALL.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $105.6 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $266.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of December 31, 2021, we had cash and cash equivalents and short-term investments of $80.8 million.

January 2020 Secondary Public Offering

In January 2020, we issued and sold 2,741,489 shares of our common stock at a public offering price of $45.50 per share, with an additional 411,223 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares in the Secondary Public Offering. We received aggregate proceeds, net of underwriting discounts and commissions and offering costs of $134.1 million.

February 2021 Secondary Public Offering

In February 2021, we issued and sold 3,000,000 shares of common stock at a public offering price of $23.00 per share, with an additional 450,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares in the February Offering. We received aggregate proceeds, net of underwriting discounts and commissions and offering costs of $74.4 million.

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

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
(in thousands)	2021	2020
Product pipeline research and development expenses
AT-001	$22,861	$26,897
AT-007	30,669	25,753
Personnel-related expenses	5,529	3,351
Stock-based compensation	2,759	2,580
Other expenses	752	3,207
Total research and development expenses	$62,570	$61,788

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

Results of Operations

The following table summarizes our results of operations:

	Years Ended

	December 31,
(in thousands)	2021	2020
Operating expenses:
Research and development	$62,570	$61,788
General and administrative	43,048	32,678
Total operating expenses	105,618	94,466
Loss from operations	(105,618)	(94,466)
Other income (expense), net:
Interest income (expense), net	555	559
Other income (expense)	(521)	(54)
Other income (expense), net	34	505
Net loss	$(105,584)	$(93,961)

Research and Development Expenses

The following table summarizes our research and development expenses:

	Year Ended
	December 31,
(in thousands)	2021	2020	Increase / (Decrease)
Clinical and pre-clinical	$40,323	$28,736	$11,587
Drug manufacturing and formulation	11,910	24,424	(12,514)
Personnel expenses	5,529	3,351	2,178
Stock-based compensation	2,759	2,580	179
Regulatory and other	2,049	2,697	(648)
Total research and development expenses	$62,570	$61,788	$782

Research and development expenses for the year ended December 31, 2021 were $62.6 million, compared to $61.8 million for the year ended December 31, 2020. The increase of approximately $0.8 million was primarily related to:

●	an increase in clinical and pre-clinical expense of $11.6 million, primarily related to the progression of the AT-007 ACTION-Galactosemia adult extension and the AT-007 ACTION-Galactosemia Kids pediatric registrational study;
●	a decrease in drug manufacturing and formulation expenses of $12.5 million primarily related to the completion and release of AT-001 and AT-007 drug product batches in the three months ended March 31, 2021;
●	an increase in personnel expenses of $2.2 million due to the increase in headcount in support of our clinical program pipeline;
●	an increase in stock-based compensation of $0.2 million due to new stock option and restricted stock unit grants, offset by forfeitures of stock option and restricted stock unit grants;
●	a decrease of regulatory and other expenses of $0.6 million primarily related to the UM license fees recognized during the year ended December 31, 2020.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Year Ended
	December 31,
(in thousands)	2021	2020	Increase / (Decrease)
Legal and professional fees	$6,340	$8,451	$(2,111)
Commercial expenses	11,341	5,746	5,595
Personnel expenses	6,617	5,651	966
Stock-based compensation	8,418	5,446	2,972
Insurance expenses	4,399	3,764	635
Other expenses	5,933	3,620	2,313
Total general and administrative expenses	$43,048	$32,678	$10,370

General and administrative expenses were $43.0 million for the year ended December 31, 2021, compared to $32.7 million for the year ended December 31, 2020. The increase of approximately $10.4 million was primarily related to:

●	a decrease in professional and legal fees of $2.1 million due to lower external consulting and legal fees;
●	an increase of $5.6 million related to increased commercial expenditures;
●	an increase in personnel expenses of $1.0 million and an increase in stock-based compensation of $3.0 million due to an increase in headcount;
●	an increase of insurance expenses of $0.6 million related to increased directors and officers liability insurance costs; and
●	an increase in other expenses of $2.3 million, primarily relating to increased costs of rent and other office expenses.

Other Income (Expense), Net

Other income (expense), net was income of approximately $34,000 for the year ended December 31, 2021, compared to income of $0.5 million for the year ended December 31, 2020. The decrease was primarily related to realized losses incurred by our available-for-sale securities portfolio during the year ended December 31, 2021.

Liquidity and Capital Resources

Since our inception through December 31, 2021, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2021 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. While we believe that our cash and cash equivalents of $80.8 million at December 31, 2021 will be sufficient to fund our operations through year end 2022, given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended
	December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(90,728)	$(78,209)
Net cash provided by/(used in) investing activities	12,433	(19,469)
Net cash provided by financing activities	74,717	136,294
Net increase (decrease) in cash and cash equivalents	$(3,578)	$38,616

Operating Activities

During the year ended December 31, 2021, operating activities used cash of $90.7 million, due to our net losses of $105.6 million, a decrease in operating lease liability of $0.4 million, a decrease in financed insurance premium of $4.4 million, a decrease of $3.3 million in accrued expense, and a decrease in prepaid expenses of $1.7 million. This is partially offset by increases of $8.8 million in accounts payable, $11.2 million in non-cash stock-based compensation expense, and $4.3 million of amortization of insurance premium, and $0.4 million in amortization of operating lease right-of-use assets.

During the year ended December 31, 2020, operating activities used cash of $78.2 million, primarily comprising cash research and development spending, related to increased clinical and pre-clinical activities, drug manufacturing and formulation development.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2021 was $12.4 million relating to our purchases of available-for-sale marketable securities for $121.6 million and proceeds from the sale and maturities of available-for-sale marketable securities for $134.0 million.

Net cash used in investing activities for the year ended December 31, 2020 was $19.5 million relating to our purchases of available-for-sale marketable securities for $134.7 million and proceeds from the sale and maturities of available-for-sale marketable securities for $115.2 million.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $74.7 million, primarily from the cash proceeds from the secondary offering of $74.4 million, $0.5 million from the exercise of stock options for common stock under the 2019 Plan, and $69,000 from the exercise of warrants for common stock, and $4.4 million from the proceeds from financed insurance premium. This was partially offset by the repayment of short-term borrowings of $4.7 million.

In June 2020, we entered into an equity distribution agreement (the “2020 Equity Distribution Agreement”) with Goldman Sachs & Co. LLC as a sales agent, to sell shares of our common stock, from time to time, having an aggregate offering price of up to $100 million. As of December 31, 2021, we had received no proceeds from the sale of shares of common stock pursuant to the 2020 Equity Distribution Agreement. The 2020 Equity Distribution Agreement was terminated as of January 24, 2022.

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

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through offerings of securities, PIPE, debt financings, collaborations or other strategic transactions. The terms of financing may adversely affect the holdings or the rights of our stockholders. Funding may not be available to us on acceptable terms, or at all. If we are unable to obtain funding, we may be required to delay, limit, reduce or terminate some or all of our research and product development, product portfolio expansion or future commercialization efforts. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2021:

	Payments Due By Period
		Less Than			More Than
(in thousands)	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
Operating lease commitments(1)	$1,446	$507	$939	$—	$—
Total	$1,446	$507	$939	$—	$—
(1)	Represents future minimum lease payments under our operating leases for office space.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, cash equivalents and investments of $80.8 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

The securities in our investment portfolio are not leveraged and are classified as available-for-sale. These available-for-sale securities are short-term in nature and subject to minimal interest rate risk. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. A change of 50 to 100 basis points in interest rate would result in a change of $80,000 to $0.1 million, respectively, on the value of our investment portfolio.

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

As of December 31, 2021, we had $0.8 million of outstanding short-term debt relating to our financed directors’ and officers’ insurance premium. The interest rate on this short-term loan is fixed at 1.98% per annum, and when considering the remaining outstanding balance and the remaining term of the agreement ending in the second quarter of 2022, the loan is not subject to material interest rate risk.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate loss during the year ended December 31, 2021. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is set forth in the financial statements filed with this report and are herein and incorporated by reference.

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of Applied Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Applied Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, will require additional capital to fund operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 10, 2022

Applied Therapeutics, Inc.

Balance Sheets

(in thousands except share and per share data)

	As of	As of
	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,888	$57,466
Investments	26,935	39,363
Prepaid expenses and other current assets	7,571	5,764
Total current assets	88,394	102,593
Operating lease right-of-use asset	1,298	1,712
Security deposits and leasehold improvements	200	201
TOTAL ASSETS	$89,892	$104,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$442	$406
Accounts payable	9,461	640
Accrued expenses and other current liabilities	16,559	20,189
Total current liabilities	26,462	21,235
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	891	1,332
Total noncurrent liabilities	891	1,332
Total liabilities	27,353	22,567
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 26,215,514 shares and 22,493,661 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	3	2
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020.	-	-
Additional paid-in capital	328,958	242,780
Accumulated other comprehensive loss	(107)	(112)
Accumulated deficit	(266,315)	(160,731)
Total stockholders' equity	62,539	81,939
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,892	$104,506

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statements of Operations

(in thousands except share and per share data)

	Year Ended
	December 31,
	2021	2020
OPERATING EXPENSES:
Research and development	$62,570	$61,788
General and administrative	43,048	32,678
Total operating expenses	105,618	94,466
LOSS FROM OPERATIONS	(105,618)	(94,466)
OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	555	559
Other income (expense)	(521)	(54)
Total other income (expense), net	34	505
Net loss	$(105,584)	$(93,961)
Net loss attributable to common stockholders—basic and diluted	$(105,584)	$(93,961)
Net loss per share attributable to common stockholders—basic and diluted	$(4.12)	$(4.28)
Weighted-average common stock outstanding—basic and diluted	25,598,181	21,966,326

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended
	December 31,
	2021	2020
Net Loss	$(105,584)	$(93,961)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	5	(110)
Other comprehensive gain (loss), net of tax	5	(110)
Comprehensive income (loss), net of tax	$(105,579)	$(94,071)

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2020	18,531,560	$1	$99,378	$(66,770)	$(2)	$32,607
Issuance of common stock upon secondary public offering, net of issuance costs of $739	3,152,712	1	134,101	—	—	134,102
Exercise of options for common stock issued under Equity Incentive Plan	522,160	—	1,817	—	—	1,817
Private placement issuance costs	—	—	(47)	—	—	(47)
Registration Statement on Form S-3 Offering Costs	—	—	(495)	—	—	(495)
Exercise of warrants for common stock	287,229	—	—	—	—	—
Stock-based compensation expense	—	—	8,026	—	—	8,026
Net loss	—	—	—	(93,961)	—	(93,961)
Other comprehensive income (loss)	—	—	—	—	(110)	(110)
BALANCE, December 31, 2020	22,493,661	2	242,780	(160,731)	(112)	81,939

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2021	22,493,661	$2	$242,780	$(160,731)	$(112)	$81,939
Issuance of common stock upon secondary public offering, net of issuance costs of $168	3,450,000	1	74,421	—	—	74,422
Exercise of options for common stock issued under Equity Incentive Plan	191,436	—	511	—	—	511
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	52,562	—	—	—	—	—
Exercise of warrants for common stock	27,855	—	69	—	—	69
Stock-based compensation expense	—	—	11,177	—	—	11,177
Net loss	—	—		(105,584)	—	(105,584)
Other comprehensive income (loss)	—	—	—	—	5	5
BALANCE, December 31, 2021	26,215,514	$3	$328,958	$(266,315)	$(107)	$62,539

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2021	2020
OPERATING ACTIVITIES:
Net loss	$(105,584)	$(93,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,177	8,026
Amortization of operating lease right-of-use assets	415	380
Payment of security deposit and leasehold improvements for long-term lease	—	(2)
Change in operating lease liability	(404)	(358)
Changes in operating assets and liabilities:
Financed insurance premium	(4,435)	(3,222)
Prepaid expenses	(1,654)	2,207
Accounts payable	8,821	(8,044)
Accrued expenses and other current liabilities	(3,346)	14,213
Amortization of insurance premium	4,282	2,552
Net cash used in operating activities	(90,728)	(78,209)
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(121,589)	(134,659)
Proceeds from sale of available-for-sale securities	5,538	17,109
Proceeds from maturities of available-for-sale securities	128,484	98,081
Net cash provided by/(used in) investing activities	12,433	(19,469)
FINANCING ACTIVITIES:
Proceeds from Secondary Public Offering, net of cash issuance costs of $739	—	134,102
Proceeds from February Offering, net of cash issuance costs of $169	74,421	—
Payment of Private Placement offering costs	—	(206)
Payment of registration statement on Form S-3 offering costs	—	(493)
Proceeds from financed insurance premium	4,434	3,222
Repayments of short-term borrowings	(4,718)	(2,148)
Exercise of stock options for common stock under Equity Incentive Plan	511	1,817
Exercise of Warrants	69	—
Net cash provided by financing activities	74,717	136,294
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,578)	38,616
Cash and cash equivalents at beginning of period	57,466	18,850
Cash and cash equivalents at end of period	$53,888	$57,466
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	57
Shelf offering costs still in accrued expense	$—	$2
Unrealized gain (loss) on marketable securities	$5	$(110)

The Notes to Financial Statements are an integral part of these statements.

NOTES TO AUDITED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and Business

Applied Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company developing a pipeline of novel product candidates against validated molecular targets in indications of high unmet medical need. In particular, the Company is currently targeting treatments for CNS rare diseases and diabetic complications. The Company was incorporated in Delaware on January 20, 2016 and is headquartered in New York, New York.

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

On June 4, 2020, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) under which the Company may, from time to time, sell securities in one or more offerings having an aggregate offering price of up to $300.0 million. The Shelf Registration Statement was declared effective as of June 15, 2020. As of the filing date of this Annual Report, the Company has sold 3,450,000 shares of common stock under the Shelf Registration.

On June 12, 2020, the Company entered into an equity distribution agreement (the “Goldman Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman”), as a sales agent to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100 million. Goldman may act as an agent on the Company’s behalf or purchase shares of the Company’s common stock as a principal. As of December 31, 2021, the Company had not sold any shares of common stock pursuant to the Goldman Equity Distribution Agreement. This agreement has since been terminated as of January 24, 2022.

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

Liquidity and Going Concern

The Company has incurred, and expects to continue to incur, significant operating losses for the foreseeable future as it continues to develop its drug candidates. To date, the Company has not generated any revenue, and it does not expect to generate revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates.

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. We are actively pursuing several potential financing options. While we continue to explore opportunities to raise additional equity capital in the public markets, this has proven to be challenging in the biotech sector recently. Other options for structured finance which we continue to explore include a PIPE, debt, convertible debt, and synthetic royalty financing. Synthetic royalty financing, in particular, has become a favorable option for many companies for funding ongoing clinical development in late-stage and pre-approval programs. We have engaged an investment bank and we are specifically exploring this option in the near term. Additionally, we are in active dialogue with several potential partners regarding business development opportunities related to one or more of our programs.

There can be no assurances that our discussions with any of the current counterparties will be successful, and the Company expects to continue to pursue additional opportunities.

As reflected in the accompanying financial statements, the Company has a net loss of $105.6 million year ended December 31, 2021 and has an accumulated deficit of $266.3 million as of December 31, 2021. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2021 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. While we believe that our cash and cash equivalents and investments of $80.8 million at December 31, 2021 will be sufficient to fund our operations through year end 2022, given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the Company's ability to continue as a going concern as of the date of the financial statements and the reported amounts of expenses during the reporting period. In preparing the financial statements, management used estimates in the following areas, among others: prepaid and accrued expenses; stock-based compensation expense; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.

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

Investments

The Company has investments in marketable debt securities. The Company determines the appropriate classification of its investments at the date of purchase and reevaluates the classifications at the balance sheet date. Marketable debt securities with maturities of 12 months or less are classified as short-term. Marketable debt securities with maturities greater than 12 months are classified as long-term. The Company’s marketable securities are accounted for as available for sale (“AFS”). AFS securities are reported at fair value. Unrealized gains and losses, after applicable income taxes, are reported in accumulated other comprehensive income/(loss). Realized gains or losses on the sale of marketable securities are determined using the specific identification method and are recorded as a component of other income (expense), net.

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

The Company adopted ASU No. 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2020 and applied the new modified credit impairment guidance related to available-for-sale debt securities prospectively. Under the new guidance, at each reporting date, entities must evaluate their individual available-for-sale debt securities that are in an unrealized loss position and determine whether the decline in fair value below the amortized cost basis from a credit loss or other factors. The amount of the decline related to credit losses is recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of decline not related to credit losses are recorded through other comprehensive income, net of tax. Credit losses are measured in a manner similar to current generally accepted accounting standards; however, ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, will require that credit losses be presented as an allowance rather than as a write-down.

Leases

At the inception of an arrangement, the Company determines if an arrangement is, or contains, a lease based on the unique facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease the Company (i) identifies lease and non-lease components, (ii) determines the consideration in the contract, (iii) determines whether the lease is an operating or financing lease; and (iv) recognizes lease right-of-use (“ROU”) assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

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

Operating leases are included in operating lease right-of-use asset, current portion of operating lease liabilities, and noncurrent portion of operating lease liabilities in the balance sheet as of December 31, 2021 and 2020.

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

As of December 31, 2021 and 2020, the Company did not have any deferred offering costs recorded in prepaid and other current assets.

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

The Company recognizes tax liabilities from an uncertain tax position only if it is more likely than not that the tax position will not be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. There are no uncertain tax positions that have been recognized in the accompanying financial statements. The Company is required to file tax returns in the U.S. federal jurisdiction and in the states of New York, California, Massachusetts, New Jersey, and New York City. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits, if any, as part of income tax expense. No such interest and penalties have been accrued as of December 31, 2021 and 2020.

In December 2019, the FASB issued ASU 2019-12, Income Taxes: Simplifying the Accounting for Income Taxes. The new standard intended to simplify the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for annual periods beginning after December 15, 2020 and interim periods within, with early adoption permitted. Adoption of the standard requires certain changes to primarily be made prospectively, with some changes to be made retrospectively. The Company adopted the amendment on January 1, 2021, with no impact to the financial statements.

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

Recent Accounting Pronouncements

Any recent pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

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

During the years ended December 31, 2021 and 2020, the Company recorded $0 and $0.3 million in research and development expense, respectively, and $0.2 million and $0.1 million, respectively, in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $2.5 million in expense from the execution of the Columbia Agreements through December 31, 2021.

As of December 31, 2021, the Company had $12,000 due to Columbia University included in accrued expenses and $0.1 million included in accounts payable. As of December 31, 2020, the Company had $0.1 million due to Columbia University included in accrued expenses and $0 included in accounts payable.

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

The Company recorded $0.3 million and $0 in research and development expense and general and administrative expense, respectively, during the year-ended December 31, 2021. As of December 31, 2021, the Company had $0.3 million in accrued expenses.

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

2020 Miami Sponsored Research Agreement

On December 14, 2020, the Company entered into a research agreement with the University of Miami (the “2020 Miami Research Agreement”), under which the University of Miami will conduct a research study relating to SORD neuropathy and deliver a final report on the study to the Company. The term of the research agreement was from December 14, 2020 through December 30, 2021. The consideration for the 2020 Miami Research Agreement was $0.3 million.

During the years ended December 31, 2021 and 2020, the Company recorded $0.2 million and $3,740 in research and development expenses, respectively, in relation to the 2020 Miami Research Agreement. As of December 31, 2021 and 2020, the Company had $0.2 million and $3,740, respectively, in accrued expenses.

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of December 31, 2021 and 2020, the Company's financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies section.

	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$12,671	$—	$—	$12,671
Money market funds	41,217	—	—	41,217
Total cash and cash equivalents	$53,888	$—	$—	$53,888
U.S. government agency debt securities	—	26,935	—	26,935
Total marketable securities	$—	$26,935	$—	$26,935
Total financial assets measured at fair value on a recurring basis	$53,888	$26,935	$—	$80,823

	As of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$6,691	$—	$—	$6,691
Money market funds	50,775	—	—	50,775
Total cash and cash equivalents	$57,466	$—	$—	$57,466
U.S. government agency debt securities	—	39,363	—	39,363
Total marketable securities	$—	$39,363	$—	$39,363
Total financial assets measured at fair value on a recurring basis	$57,466	$39,363	$—	$96,829

Investments in certificate of deposits, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the period ended December 31, 2021 and 2020, there were no transfers of financial assets between Level 1 and Level 2.

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

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of December 31, 2021				As of December 31, 2020
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
US government agency debt security	$27,042	$1	$(108)	$26,935	$39,475	$11	$(123)	$39,363
Total	$27,042	$1	$(108)	$26,935	$39,475	$11	$(123)	$39,363

The Company adopted ASU No. 2016-13, “Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2020 and applied the new modified credit impairment guidance related to available-for-sale debt securities prospectively. Under the new guidance, at each reporting date, entities must evaluate their individual available-for-sale debt securities that are in an unrealized loss position and determine whether the decline in fair value below the amortized cost basis is from a credit loss or other factors. The amount of the decline related to credit losses is recorded as a credit loss expense in earnings with a corresponding allowance for credit losses and the amount of decline not related to credit losses is recorded through other comprehensive income, net of tax. As of December 31, 2021, our investment portfolio reported an unrealized loss of $0.1 million. Based on our evaluations, the Company determined that a credit loss allowance is not required since the decline was not related to underlying credit issues of the counterparties. The counterparties to these investments have high credit quality with investment grade ratings of at least AA+ as of December 31, 2021, along with a history of no defaults. No single investment in the corporate portfolio had an individually material unrealized loss. The total amount of unrealized losses of $0.1 million as of December 31, 2021 was only 0.39% of the total amortized costs basis of the investment portfolio. In addition, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. Accordingly, based on the foregoing evaluation, the Company did not record any credit losses during the year ended December 31, 2021 and the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Statements of Comprehensive Loss. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Statements of Comprehensive Loss.

Contractual maturities of the Company’s marketable securities are summarized as follows (in thousands):

	As of December 31, 2021				As of December 31, 2020
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$27,042	$1	$(108)	$26,935	$39,475	$11	$(123)	$39,363
Due in one through two years	—	—	—	—	—	—	—	—
Total	$27,042	$1	$(108)	$26,935	$39,475	$11	$(123)	$39,363

At December 31, 2021, the Company had $1,000 of gross unrealized gains and $0.1 million of gross unrealized losses primarily due to fluctuations in the fair value of certain U.S. government agency debt securities.

During the year ended December 31, 2021, the Company recorded gross realized losses of $0.5 million and gross realized gains of $0 from the sale of marketable securities.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2021 are as follows:

	As of December 31, 2021
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	$(108)	$17,696	$—	$—	$(108)	$17,696
Total	$(108)	$17,696	$—	$—	$(108)	$17,696

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2020 are as follows:

	As of December 31, 2020
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	$(123)	$14,073	$—	$—	$(123)	$14,073
Total	$(123)	$14,073	$—	$—	$(123)	$14,073

5. PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
(in thousands)	2021	2020
Prepaid research and development expenses	$4,483	$2,349
Insurance premium asset	1,616	1,463
Prepaid rent expenses	117	108
Prepaid insurance expenses	105	91
Prepaid commercial and patient advocacy	254	968
Research and development tax credit receivable	502	500
Interest receivable	23	5
Other prepaid expenses and current assets	471	280
Total prepaid expenses & other current assets	$7,571	$5,764

6. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
(in thousands)	2021	2020
Accrued pre-clinical and clinical expenses	$9,912	$13,742
Short-term insurance financing note	789	1,074
Accrued professional fees	419	511
Accrued compensation and benefits	2,779	2,103
Accrued commercial expenses	1,394	502
Accrued patent expenses	279	1,704
Other	987	553
Total accrued expenses & other current liabilities	$16,559	$20,189

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

The 2019 Plan provides for the issuance of incentive stock options ("ISOs") to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards to the Company's employees, officers and directors, as well as non- employees, consultants and affiliates to the Company. Under the terms of the 2019 Plan, stock options may not be granted at an exercise price less than fair market value of the Company's common stock on the date of the grant. The 2019 Plan is administered by the Compensation Committee of the Company's Board.

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

As of December 31, 2021, there were 398,744 shares of common stock available for issuance under the 2019 Plan. On January 1, 2022, there were 1,310,776 shares that became issuable for future grants subject to the adjustments provided in the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees (in thousands):

	Year Ended
	December 31,
(in thousands)	2021	2020
Research and development	$2,759	$2,580
General and administrative	8,418	5,446
Total stock-based compensation expense	$11,177	$8,026

Stock Option Activity

During the year ended December 31, 2021, and 2020 the Company granted options to purchase 406,752 and 1,105,604 shares of common stock, respectively. For the years ended December 31, 2021, and 2020, amortization of stock compensation of options amounted to $9.3 million and $7.1 million, respectively. As of December 31, 2021, the total unrecognized stock-based compensation balance for unvested options was $18.8 million, which is expected to be recognized over 2.4 years. The weighted-average fair value of options granted during the years ended December 31, 2021, and December 31, 2020, were $8.43 per share and $18.84 per share, respectively.

The following table summarizes the information about options outstanding at December 31, 2021:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2020	4,529,675	$12.87	8.49	$51,103
Options granted	406,752	13.74
Options exercised	(191,436)	2.67		2,990
Forfeited	(40,008)	21.43
Expired	(95)	44.02
Outstanding at December 31, 2021	4,704,888	$13.29	7.7	$10,305

Exercisable at December 31, 2021	3,168,679	$9.83	7.3	$10,258
Nonvested at December 31, 2021	1,536,209	$20.40	8.6	$48

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the years ended December 31, 2021 and 2020.

	Year Ended
	December 31,
	2021	2020
Expected term (in years)	5.8	6.1
Volatility	71.92%	69.70%
Risk-free interest rate	1.08%	0.51%
Dividend yield	—%	—%

Restricted Stock Unit Activity

During the year ended December 31, 2021, the Company granted 348,536 restricted stock units (“RSUs”). For the years ended December 31, 2021 and December 31, 2020, amortization of stock compensation of RSUs amounted to $1.9 million and $1.0 million, respectively. As of December 31, 2021, the unamortized compensation costs associated with non-vested restricted stock awards was $7.2 million with a weighted-average remaining amortization period of 3.4 years.

The following table summarizes the information about restricted stock units outstanding at December 31, 2021:

		Weighted-Average
		Grant Date	Aggregate
(in thousands, except for share data)	Shares	Fair Value	Intrinsic Value
Outstanding at December 31, 2020	206,529	$36.08	$4,546
Awarded	348,536	11.03
Released	(52,562)	33.52
Forfeited	(33,018)	32.07
Outstanding at December 31, 2021	469,485	$18.05	$4,202
Nonvested at December 31, 2021	469,485	$18.05	$4,202

Weighted Average Remaining Recognition Period (in years)	3.4

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of December 31, 2021, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of December 31, 2021, and 2020, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Voting

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of the stockholders. There is no cumulative voting.

Equity Distribution Agreement

In June 2020, the Company entered into the Equity Distribution Agreement with Goldman to sell shares of the Company’s common stock, from time to time, having and aggregate offering price of $100.0 million. The issuance and sale of shares of common stock by us pursuant to the Equity Distribution Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended, or the Securities Act. Goldman is entitled to compensation for its services equal to up to 3.0% of the gross offering proceeds of all shares of our common stock sold through it as a sales agent pursuant to the Equity Distribution Agreement. As of December 31, 2021, the Company has received no proceeds from the sale of shares of common stock pursuant to the Equity Distribution Agreement. This agreement has since been terminated as of January 24, 2022.

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

A summary of the Company’s outstanding common stock warrants as of December 31, 2021 is as follows:

Warrants
Outstanding as of December 31, 2020	153,473
Warrants granted and issued	—
Warrants exercised	(27,855)
Warrants exchanged	—
Balance as of December 31, 2021	125,618

10. LEASES

The following table summarizes our lease assets and liabilities as of December 31, 2021 and 2020:

		Operating (in thousands)
		December 31,	December 31,
ROU Assets and Liabilities	Balance Sheet Location	2021	2020
ROU - Asset	Right-of-use assets	$1,298	$1,712
Lease liabilities (current)	Operating lease liabilities, current	442	406
Lease liabilities (non-current)	Operating lease liabilities, non-current	891	1,332

The following table summarizes our lease related costs for the twelve months ended December 31, 2021 and 2020:

		Operating (in thousands)
Lease Cost	Statement of Operations Location	2021	2020
Operating Lease Cost	General and administrative	$505	$487
Total Lease Cost		$505	$487

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Year Ended	Year Ended
	December 31,	December 31,
Other Information	2021	2020
Weighted-average remaining lease term
Operating leases	2.8 years	3.8 years
Weighted-average discount rate
Operating leases	5.7%	5.7%

The following table summarizes the maturities of lease liabilities as of December 31, 2021:

Operating
Year	(in thousands)
2022	$507
2023	515
2024	424
Thereafter	—
Total lease payments	1,446
Less: interest	113
Total lease liabilities	$1,333

11. INCOME TAXES

The Company’s current tax provision for the years ended December 31, 2021 and 2020 is $0 and $0, respectively. The Company’s deferred tax provision for the years ended December 31, 2021 and 2020 is $0 and $0, respectively.

A reconciliation of the Company's deferred taxes is as follows (in thousands):

	Year ended
	December 31,
	2021	2020
Deferred Tax Assets
Operating Lease Liability	$420	$541
Stock-based compensation	6,606	3,788
License fee	594	630
Net operating loss carryforwards	79,429	49,094
Research and development tax credits	14,940	9,037
Other	1,352	689
Total Deferred Tax Assets	$103,341	$63,779
Valuation Allowance	$(102,932)	$(63,246)
Net Deferred Tax Assets	$409	$533
Deferred Tax Liabilities
Right of Use Asset	(409)	(533)
Net Deferred Tax Liabilities	$(409)	$(533)
Net deferred tax asset (liability)	$—	$—

Deferred tax assets result primarily from unutilized net operating losses, research tax credits, stock-based compensation, operating lease liability, and timing differences as a result of the Company reporting its income tax returns. As of December 31, 2021, the Company had approximately $253.5 million of federal operating losses (“NOLs”) carried forward. Of this amount, approximately $3.3 million will begin to expire in 2037 and approximately $250.1 million are carried forward indefinitely. The Company had approximately $516.1 million in state and city net operating loss carryforwards available to offset future taxable income.

As of December 31, 2021, the Company had federal research tax credits (R&D) of approximately $4.8 million which may be used to offset future tax liabilities. Additionally, the Company had a federal orphan drug credit (“ODC”) related to qualifying research of $10.2 million. These tax credit carryforwards will begin to expire at various times beginning in 2037 for federal purposes.

The NOL, R&D and ODC credits carry forwards are subject to review and possible adjustment by the U.S. and state tax authorities. NOL carry forwards and credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders, as defined under Sections 382 and 383 Internal Revenue Code. This could limit the amount of NOLs and credits that the Company can utilize annually to offset future taxable income or tax liabilities. As of December 31, 2021, the Company has not performed such an analysis. Subsequent ownership changes and proposed future changes to tax rules in respect of the utilization of losses carried forward may further affect the limitation in future years.

In assessing the realizability of the Company’s deferred tax assets, management considers whether or not it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company’s assessment is based on the weight of available evidence, including cumulative losses since inception and expected future losses and, as such, the Company does not believe it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established and no deferred tax assets and related tax benefit have been recognized in the accompanying financial statements. At December 31, 2021 and 2020, the Company recorded valuation allowances of $102.9 million and $63.2 million, respectively. The increase in valuation allowance is primarily driven by additional net operating loss.

The Company files its income tax returns in the United States, New York State, New York City, California, Massachusetts, and New Jersey. All years remain subject to examination for federal and state purpose.

The U.S. federal statutory corporate tax rate reconciles to the Company’s effective tax rate for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
State and local taxes net of federal tax benefit	10.7	9.9
Credits	5.6	9.6
Permanent Differences	0.5	3.9
Change in valuation allowance	(37.7)	(44.3)
Other	(0.1)	(0.1)
Total	0.0%	0.0%

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s Board. The Company made approximately $0.2 million and $0.1 million in matching contributions to the plan during the year ended December 31, 2021 and 2020, respectively.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the years ended December 2021 and 2020, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Years Ended
	December 31,
(in thousands, except for share data)	2021	2020
Numerator:
Net loss	$(105,584)	$(93,961)
Denominator:
Weighted-average common stock outstanding	25,598,181	21,966,326
Net loss per share attributable to common stockholders - basic and diluted	$(4.12)	$(4.28)

The Company’s potentially dilutive securities, which include restricted stock units, stock options and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at December 31, 2021 and 2020, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of
	December 31,
	2021	2020
Options to purchase common stock	4,704,888	4,529,675
Restricted stock units	469,485	206,529
Warrants to purchase common stock	125,618	153,473

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the years ended December 31, 2021 and 2020, the Company made payments to Alexandria LaunchLabs of approximately $0.1 million and $89,000, respectively under the LaunchLabs Agreement, which was recognized in research and development expenses. As of December 31, 2021, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement.

15. SUBSEQUENT EVENTS

Cowen Equity Distribution Agreement

On January 26, 2022, the Company entered into an equity distribution agreement (the “Cowen Equity Distribution Agreement) with Cowen and Company, LLC (“Cowen”), as a sales agent, to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts.

Extension of the 2020 Miami Sponsored Research Agreement

On February 15, 2022 and effective January 1, 2022, the Company entered into an amendment to the 2020 Miami Research Agreement, under which the University of Miami will extend the research study relating to SORD neuropathy and deliver a final report on the study to the Company. The term of the research agreement is from January 1, 2022 through May 31, 2022. The consideration for the amendment to the 2020 Miami Research Agreement is $0.3 million.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.      CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures

As of December 31, 2021, our management, with the participation of our Chief Executive Officer and our Interim Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

Steven Ortega assumed the role of Principal Accounting Officer of Applied Therapeutics, Inc. (the “Company”), effective as of March 7, 2022. Chids Mahadevan will continue to serve in the role of Senior Vice President of Finance and Interim Principal Financial Officer of the Company.

Mr. Ortega, age 36, has been the Chief Accounting Officer of the Company since April 1, 2021. Prior to the Company, he served as Managing Director at CFGI, an accounting advisory firm, from July 2018 through March 2021. Before that, he served as an Audit Senior Manager at Deloitte & Touche, LLP, a public accounting firm, where he started his career in 2007. Mr. Ortega is a certified public accountant registered with the State of New York. Mr. Ortega received a Bachelor of Science in accounting from the State University of New York University at Albany.

The Company is currently a party to an offer letter with Mr. Ortega, pursuant to which he receives an annual base salary of $300,000 (as increased effective January 1, 2022 to $315,000) and an annual cash performance bonus with a target amount equal to 25% of his base salary. The offer letter further provides that Mr. Ortega will be eligible to participate in the Company’s equity compensation program and standard health and welfare benefit programs.

In September 2021, the Company granted Mr. Ortega an equity award, 50% of which consists of a stock option (the “Option”) to purchase shares of the Company’s common stock (“Shares”) and 50% of which consists of an award of restricted stock units (the “RSUs”), with an aggregate grant date fair market value equal to $350,000. The Option exercise price was equal to the fair market value of a Share on the grant date. 25% of the Shares subject to the Option will vest on the first anniversary of Mr. Ortega’s commencement of employment (the “Employment Date”), and the remaining 75% of the Shares subject to the Option will vest in equal monthly installments over the following three years, subject in each case to Mr. Ortega’s continued active employment with the Company through the applicable vesting dates. 25% of the RSUs will vest on the first anniversary of the Employment Date, and the remaining 75% of the RSUs will vest in equal quarterly installments over the three-year period immediately following the first anniversary of the Employment Date, subject in each case to Mr. Ortega’s continued active employment with the Company through the applicable vesting dates.

As required pursuant to the offer letter, Mr. Ortega executed a copy of the Company’s Employee Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement in connection with his commencement of employment with the Company.

There were no material changes to Mr. Ortega’s existing compensatory arrangements in connection with his assuming the role of Principal Accounting Officer of the Company.

There are no family relationships between Mr. Ortega and any director or executive officer of the Company. There are no related party transactions between Mr. Ortega and the Company requiring disclosure under Item 404(a) of Regulation S-K.

ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the information that will be contained in our 2022 Proxy Statement under the captions “Proposal 1 - Election of Directors,” “Principal Stockholders,” “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” and “Audit Committee Report.”

ITEM 11.      EXECUTIVE AND DIRECTOR COMPENSATION.

The information required by Item 11 is incorporated by reference to the information that will be contained in our 2022 Proxy Statement under the captions “Executive and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Named Executives,” “Summary Compensation Table,” “Equity Incentive Plans,” “Non-Employee Director Compensation,” “Stock Option Grants,” “Outstanding Equity Awards at Fiscal Year-End,” “Health and Welfare Retirement Benefits,” and “Potential Payments and Benefits Upon Termination or Change-in-Control.”

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the information that will be contained in our 2022 Proxy Statement under the caption “Principal Stockholders.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the information that will be contained in our 2022 Proxy Statement under the caption “Certain Relationships and Transactions.”

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the information that will be contained in our 2022 Proxy Statement under the caption “Independent Registered Public Accounting Firm”.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report

1. Financial Statements:
The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report:

Item	Page
Report of Independent Registered Public Accounting Firm PCAOB Firm ID: 00042	F-1
Balance Sheets as of December 31, 2021 and 2020	F-2
Statements of Operations for the years ended December 31, 2021 and 2020	F-3
Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020	F-4
Statement of Changes in Shareholders’ Equity for the years ended December 31, 2020 and 2021	F-5
Statements of Cash Flows for the years ended December 31, 2021 and 2020	F-6
Notes to Financial Statements	F-7

2. Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K
The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1+	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	8-K	001-38898	3.1	May 16, 2019

3.2+	Amended and Restated Bylaws of the Registrant.	8-K	001-38898	3.2	May 16, 2019

3.3+	Amendment to the Amended and Restated Bylaws of the Registrant.	10-K	001-38898	3.3	March 18, 2021

4.1+	Registration Rights Agreement, dated November 7, 2019, by and among the Registrant and the Purchasers.	8-K	001-38898	10.2	November 12, 2019

4.2+	Form of Common Stock Certificate of the Registrant.	10-Q	001-38898	4.1	August 12, 2019

4.3+	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated November 5, 2018.	S-1/A	333-230838	4.2	April 29, 2019

4.4+	Form of Warrant, issued to affiliates of Brookline Capital Markets, a division of CIM Securities, LLC on March 13, 2017.	S-1/A	333-230838	4.3	April 29, 2019

4.5+	Form of Warrant, issued to affiliates of Brookline Capital Markets, a division of CIM Securities, LLC on November 5, 2018.	S-1/A	333-230838	4.4	April 29, 2019

4.6+	Form of Warrant, issued to affiliates of Brookline Capital Markets, a division of CIM Securities, LLC on April 9, 2019.	S-1/A	333-230838	4.5	April 29, 2019

4.7+	Description of securities registered under Section 12 of the Exchange Act.	10-K	001-38898	4.7	March 13, 2020

10.1*+	Forms of Indemnity Agreement by and between the Registrant and its directors and executive officers.	S-1/A	333-230838	10.1	April 29, 2019

10.2*+	2019 Equity Incentive Plan.	S-1/A	333-230838	10.2	April 29, 2019

10.3*+	Forms of Option Grant Notice and Option Agreement under 2019 Equity Incentive Plan.	S-1/A	333-230838	10.3	April 29, 2019

10.4*+	Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2019 Equity Incentive Plan.	S-1/A	333-230838	10.4	April 29, 2019

10.5*+	2016 Equity Incentive Plan, as amended.	S-1/A	333-230838	10.5	April 29, 2019

10.6*+	Forms of Stock Option Agreement under the 2016 Equity Incentive Plan, as amended.	S-1/A	333-230838	10.6	April 29, 2019

10.7*+	2019 Employee Stock Purchase Plan	S-1/A	333-230838	10.7	April 29, 2019

10.8†+	Exclusive License Agreement by and between the Registrant and The Trustees of Columbia University in the City of New York, dated October 26, 2016.	S-1	333-230838	10.11	April 12, 2019

10.9*+	Employment Agreement, by and between the Registrant and Riccardo Perfetti, dated August 28, 2019.	10-Q	001-38898	10.1	November 13, 2019

10.12*	Employment Agreement, by and between the Registrant and Shoshana Shendelman, dated March 9, 2020.	10-K	001-38898	10.13	March 13, 2020

10.13*	Amendment to Employment Agreement, by and between the Registrant and Riccardo Perfetti, dated March 9, 2020.	10-K	001-38898	10.14	March 13, 2020

10.14*+	Offer Letter, by and between Chids Mahadevan and the Registrant, dated December 2, 2019.	8-K	001-38898	10.1	April 1, 2020

10.15*	Offer Letter, by and between Steven Ortega and the Registrant, dated February 1, 2021.

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Shoshana Shendelman, President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Chids Mahadevan, Senior Vice President of Finance (Interim Principal Financial Officer).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.

32.2	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.

101.INS	Inline XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extensions Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with

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

Applied Therapeutics, Inc.

Dated: March 10, 2022	/s/ Shoshana Shendelman
Name: Shoshana Shendelman, Ph.D.
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 10th of March 2022.

Name	Title	Date

/s/ Shoshana Shendelman	Chair of the Board	March 10, 2022
President and Chief Executive Officer
Shoshana Shendelman, Ph.D.	(Principal Executive Officer)

/s/ Chids Mahadevan	Senior Vice President of Finance	March 10, 2022
Chids Mahadevan	(Interim Principal Financial Officer)

/s/ Steven Ortega	Chief Accounting Officer	March 10, 2022
Steven Ortega	(Principal Accounting Officer)

/s/ Les Funtleyder	Director	March 10, 2022
Les Funtleyder

/s/ Teena Lerner	Director	March 10, 2022
Teena Lerner, Ph.D.

/s/ Stacy Kanter	Director	March 10, 2022
Stacy Kanter

/s/ Joel S. Marcus	Director	March 10, 2022
Joel S. Marcus

/s/ Jay S. Skyler	Director	March 10, 2022
Jay S. Skyler, M.D., MACP