Form 10-Q
period 2022-03-31
Applied Therapeutics Inc.
filed 2022-05-12
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the registrant had 26,236,931 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	As of	As of
	March 31,	December 31,
	2022	2021
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,214	$53,888
Investments	17,437	26,935
Prepaid expenses and other current assets	7,913	7,571
Total current assets	63,564	88,394
Operating lease right-of-use asset	1,190	1,298
Security deposits and leasehold improvements	199	200
TOTAL ASSETS	$64,953	$89,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$453	$442
Accounts payable	5,922	9,461
Accrued expenses and other current liabilities	15,842	16,559
Total current liabilities	22,217	26,462
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	773	891
Total noncurrent liabilities	773	891
Total liabilities	22,990	27,353
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 26,215,514 shares issued and outstanding as of March 31, 2022 and December 31, 2021	3	3
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	-	-
Additional paid-in capital	331,476	328,958
Accumulated other comprehensive loss	(80)	(107)
Accumulated deficit	(289,436)	(266,315)
Total stockholders' equity	41,963	62,539
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,953	$89,892

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
OPERATING EXPENSES:
Research and development	$15,030	$14,448
General and administrative	8,071	9,751
Total operating expenses	23,101	24,199
LOSS FROM OPERATIONS	(23,101)	(24,199)
OTHER INCOME (EXPENSE), NET:
Interest income (expense), net	76	76
Other income (expense)	(96)	(56)
Total other income (expense), net	(20)	20
Net loss	$(23,121)	$(24,179)
Net loss attributable to common stockholders—basic and diluted	$(23,121)	$(24,179)
Net loss per share attributable to common stockholders—basic and diluted	$(0.88)	$(1.00)
Weighted-average common stock outstanding—basic and diluted	26,215,514	24,135,735

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net Loss	$(23,121)	$(24,179)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	27	(42)
Foreign currency translation adjustments	—	—
Income tax related to unrealized gain or loss on marketable securities	—	—
Other comprehensive gain (loss), net of tax	27	(42)
Comprehensive income (loss), net of tax	$(23,094)	$(24,221)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2021	22,493,661	$2	$242,780	$(160,731)	$(112)	$81,939
Issuance of common stock upon secondary public offering, net of issuance costs of $203	3,450,000	1	74,386	—	—	74,387
Exercise of options for common stock issued under Equity Incentive Plan	37,400	—	67	—	—	67
Exercise of options for common stock not yet issued	(465)	—	(1)	—	—	(1)
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	1,988	—	—	—	—	—
Exercise of warrants for common stock	27,855	—	69	—	—	69
Stock-based compensation expense	—	—	2,981	—	—	2,981
Net loss	—	—	—	(24,179)	—	(24,179)
Other comprehensive income (loss)	—	—	—	—	(42)	(42)
BALANCE, March 31, 2021	26,010,439	3	320,282	(184,910)	(154)	135,221

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2022	26,215,514	$3	$328,958	$(266,315)	$(107)	$62,539
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	21,417	—	—	—	—	—
Restricted Stock Units released for common stock not yet issued	(21,417)	—	—	—	—	—
Stock-based compensation expense	—	—	2,077	—	—	2,077
Issuance of options in-lieu of bonus	—	—	441	—	—	441
Net loss	—	—	—	(23,121)	—	(23,121)
Other comprehensive income (loss)	—	—	—	—	27	27
BALANCE, March 31, 2022	26,215,514	$3	$331,476	$(289,436)	$(80)	$41,963

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(23,121)	$(24,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,077	2,981
Issuance of options in-lieu of bonus	441	—
Amortization of operating lease right-of-use assets	108	100
Change in operating lease liability	(106)	(97)
Changes in operating assets and liabilities:
Prepaid expenses	(1,435)	(1,573)
Accounts payable	(3,539)	2,835
Accrued expenses and other current liabilities	72	(3,270)
Amortization of insurance premium	1,093	990
Net cash used in operating activities	(24,410)	(22,213)
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(5,994)	(88,007)
Proceeds from sale of available-for-sale securities	—	500
Proceeds from maturities of available-for-sale securities	15,519	62,835
Net cash provided by/(used in) investing activities	9,525	(24,672)
FINANCING ACTIVITIES:
Proceeds from February Offering, net of cash issuance costs of $165	—	74,424
Repayments of short-term borrowings	(789)	(1,074)
Exercise of stock options for common stock under Equity Incentive Plan	—	67
Exercise of Warrants	—	69
Net cash (used in)/provided by financing activities	(789)	73,486
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,674)	26,601
Cash and cash equivalents at beginning of period	53,888	57,466
Cash and cash equivalents at end of period	$38,214	$84,067
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Unrealized gain (loss) on marketable securities	$27	$(42)
February Offering costs still in accrued expense	$—	$38

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

On June 12, 2020, the Company entered into an equity distribution agreement (the “Goldman Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman”), as a sales agent to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100 million. Goldman may act as an agent on the Company’s behalf or purchase shares of the Company’s common stock as a principal. The Goldman Equity Distribution Agreement was terminated as of January 24, 2022.

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

On January 26, 2022, the Company entered into an equity distribution agreement (the “Cowen Equity Distribution Agreement) with Cowen and Company, LLC (“Cowen”), as a sales agent, to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. As of March 31, 2022, the Company has not sold any shares of common stock pursuant to the Cowen Equity Distribution Agreement.

The accompanying unaudited condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2021 included in the Annual Report, filed with the SEC on March 10, 2022 (the “Annual Report”).

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of March 31, 2022, results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

As reflected in the accompanying financial statements, the Company has a net loss of $23.1 million for the three months ended March 31, 2022 and has an accumulated deficit of $289.4 million as of March 31, 2022. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. While we believe that our cash and cash equivalents and investments of $55.7 million at March 31, 2022 will be sufficient to fund our operations through year end 2022, given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022.

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

During the three months ended March 31, 2022, the Company recorded $0 and $13,000 in research and development expense and general and administrative expense, respectively, related to the Columbia Agreements. During the three months ended March 31, 2021, the Company recorded $0 in research and development expense and $32,000 in general and administrative expense, respectively, related to the Columbia Agreements. In aggregate, the Company has incurred $2.5 million in expense from the execution of the Columbia Agreements through March 31, 2022.

As of March 31, 2022, the Company had $36,000 due to Columbia University included in accrued expenses and $0 included in accounts payable. As of December 31, 2021, the Company had $12,000 due to Columbia University included in accrued expenses and $0.1 million included in accounts payable.

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

During each of the three months ended March 31, 2022 and 2021 the Company recorded $25,000 in research and development expense related to the 2020 Miami License Agreement. In aggregate, the Company has incurred $2.3 million in expense from execution of the 2020 Miami License Agreement through March 31, 2022.

The Company had $0.3 million and $0.3 million due to UM included in accrued expenses as of March 31, 2022 and December 31, 2021, respectively, relating to the 2020 Miami License Agreement.

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

2020 Miami Sponsored Research Agreement

On December 14, 2020, the Company entered into a research agreement with the University of Miami (the “2020 Miami Research Agreement”), under which the University of Miami will conduct a research study relating to SORD neuropathy and deliver a final report on the study to the Company. The term of the research agreement is from December 14, 2020 through December 30, 2021, and was extended through May 31, 2022. The total consideration for the 2020 Miami Research Agreement was $0.3 million.

During the three months ended March 31, 2022 and 2021, the Company recorded $37,000 and $67,000, respectively, in research and development expense in relation to the 2020 Miami Research Agreement. The Company had $0.1 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively, in accrued expense in relation to the 2020 Miami Research Agreement.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of March 31, 2022, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report.

	As of March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$3,991	$—	$—	$3,991
Money market funds	34,223	—	—	34,223
Total cash and cash equivalents	$38,214	$—	$—	$38,214
U.S. government agency debt securities	—	17,437	—	17,437
Total marketable securities	$—	$17,437	$—	$17,437
Total financial assets measured at fair value on a recurring basis	$38,214	$17,437	$—	$55,651

Investments in U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period. During the period ended March 31, 2022, there were no transfers of financial assets between Level 1 and Level 2.

4. INVESTMENTS

Marketable Securities

Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the balance sheets.

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of March 31, 2022				As of December 31, 2021
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
US government agency debt security	$17,518	$1	$(82)	$17,437	$27,042	$1	$(108)	$26,935
Total	$17,518	$1	$(82)	$17,437	$27,042	$1	$(108)	$26,935

As of March 31, 2022, the Company’s investment portfolio reported an unrealized loss of $0.1 million. Based on its evaluations, the Company determined that a credit loss allowance is not required since the decline was not related to underlying credit issues of the counterparties. The counterparties to these investments have high credit quality with investment grade ratings of at least AA+ or above, along with a history of no defaults. No single investment in the portfolio had an individually material unrealized loss and in the aggregate. The total amount of unrealized losses of $0.1 million as of March 31, 2022 was only 0.47% of the total amortized costs basis of the investment portfolio. In addition, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. Accordingly, based on the foregoing evaluation, the Company did not record any credit losses during the three months ended March 31, 2022 and the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Statements of Comprehensive Loss. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Statements of Comprehensive Loss.

Contractual maturities of the Company’s marketable securities are summarized as follows:

	As of March 31, 2022				As of December 31, 2021
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$17,518	$1	$(82)	$17,437	$27,042	$1	$(108)	$26,935
Due in one through two years	—	—	—	—	—	—	—	—
Total	$17,518	$1	$(82)	$17,437	$27,042	$1	$(108)	$26,935

At March 31, 2022, the Company had $1,000 of gross unrealized gains and $0.1 million of gross unrealized losses primarily due to fluctuations in the fair value of certain U.S. government agency debt securities.

During the three months ended March 31, 2022, the Company recorded gross realized losses of $80,000 and no gross realized gains of from the sale of marketable securities.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2022 are as follows:

	As of March 31, 2022
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	$(82)	$14,438	$—	$—	$(82)	$14,438
Total	$(82)	$14,438	$—	$—	$(82)	$14,438

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2021 are as follows:

	As of December 31, 2021
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	$(108)	$17,696	$—	$—	$(108)	$17,696
Total	$(108)	$17,696	$—	$—	$(108)	$17,696

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Prepaid research and development expenses	$5,837	$4,483
Insurance premium asset	522	1,616
Prepaid rent expenses	125	117
Prepaid insurance expenses	99	105
Prepaid commercial and patient advocacy	383	254
Research and development tax credit receivable	469	502
Interest receivable	23	23
Other prepaid expenses and current assets	455	471
Total prepaid expenses & other current assets	$7,913	$7,571

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Accrued pre-clinical and clinical expenses	$12,217	$9,912
Short-term insurance financing note	—	789
Accrued professional fees	533	419
Accrued compensation and benefits	707	2,779
Accrued commercial expenses	1,355	1,394
Accrued patent expenses	328	279
Other	702	987
Total accrued expenses & other current liabilities	$15,842	$16,559

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

As of March 31, 2022, there were 1,379,543 shares of common stock available for issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees (in thousands):

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Research and development	$856	$799
General and administrative	1,221	2,182
Total stock-based compensation expense	$2,077	$2,981

Stock Option Activity

During the three months ended March 31, 2022 the Company granted 400,416 options to shares of common stock. For the three months ended March 31, 2022 and 2021, amortization of stock compensation of options amounted to $2.0 million and $2.5 million, respectively. As of March 31, 2022 and 2021, the total unrecognized stock-based compensation balance for unvested options was $13.0 million and $22.7 million, respectively, which is expected to be recognized over 2.4 years and 2.9 years, respectively. The weighted-average fair value per share of options granted during the three months ended March 31, 2022 and 2021 was $2.22 and zero, respectively.

The following table summarizes the information about options outstanding at March 31, 2022:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2021	4,704,888	$13.29	7.7	$10,305
Options granted	400,416	3.68
Options exercised	-	—
Forfeited	(248,222)	27.73
Expired	(5,517)	23.15
Outstanding at March 31, 2022	4,851,565	$11.74	7.4	$489

Exercisable at March 31, 2022	3,577,835	$9.81	7.0	$489
Nonvested at March 31, 2022	1,273,730	$17.17	8.5	$—

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022	2021
Expected term (in years)	5.5	—
Volatility	69.68%	—%
Risk-free interest rate	1.56%	—%
Dividend yield	—%	—%

Restricted Stock Unit Activity

During the three months ended March 31, 2022, the Company granted 248,700 RSUs to shares of common stock. For the three months ended March 31, 2022 and 2021, amortization of stock compensation of RSUs amounted to $0.1 million and $0.5 million, respectively. As of March 31, 2022 and 2021, the unamortized compensation costs associated with non-vested restricted stock awards were $5.4 million and $5.9 million, respectively, with a weighted-average remaining amortization period of 3.4 and 3.2 years, respectively.

The following table summarizes the information about restricted stock units outstanding at March 31, 2022:

		Weighted-Average
		Grant Date	Aggregate
(in thousands, except for share data)	Shares	Fair Value	Intrinsic Value
Outstanding at December 31, 2021	469,485	$18.05	$4,202
Awarded	248,700	4.17
Released	(21,417)	25.69
Forfeited	(145,300)	19.48
Outstanding at March 31, 2022	551,468	$11.12	$1,164
Nonvested at March 31, 2022	551,468	$11.12	$1,164

Weighted Average Remaining Recognition Period (in years)	3.4

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of March 31, 2022, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of March 31, 2022, and December 31, 2021, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Goldman Equity Distribution Agreement

In June 2020, the Company entered into the Goldman Equity Distribution Agreement to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. The issuance and sale of shares of common stock by the Company pursuant to the Goldman Equity Distribution Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended, or the Securities Act. Goldman is entitled to compensation for its services equal to up to 3.0% of the gross offering proceeds of all shares of the Company’s common stock sold through it as a sales agent pursuant to the Goldman Equity Distribution Agreement. The Goldman Equity Distribution Agreement was terminated as of January 24, 2022.

Cowen Equity Distribution Agreement

On January 26, 2022, the Company entered into the Cowen Equity Distribution Agreement to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. As of March 31, 2022, the Company has not sold any shares of common stock pursuant to the Cowen Equity Distribution Agreement.

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

A summary of the Company’s outstanding common stock warrants as of March 31, 2022 is as follows:

Warrants
Outstanding as of December 31, 2021	125,618
Warrants granted and issued	—
Warrants exercised	—
Warrants exchanged	—
Balance as of March 31, 2022	125,618

10. LEASES

The following table summarizes the Company’s lease related costs for the three months ended March 31, 2022 and 2021:

		Operating (in thousands)
Lease Cost	Statement of Operations Location	2022	2021
Operating Lease Cost	General and administrative	$142	$126
Total Lease Cost		$142	$126

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Three Months Ended
	March 31,	March 31,
Other Information	2022	2021
Weighted-average remaining lease term
Operating leases	2.6 years	3.6 years
Weighted-average discount rate
Operating leases	5.69%	5.69%

The following table summarizes the maturities of lease liabilities as of March 31, 2022:

Operating
Year	(in thousands)
2022	$381
2023	515
2024	426
Thereafter	—
Total lease payments	1,322
Less: interest	96
Total lease liabilities	$1,226

11. INCOME TAXES

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the Covid-19 pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. The CARES Act did not have a material impact on our financial statements for the three ended March 31, 2022. The Company continues to monitor any effects that may result from the CARES Act.

During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made approximately $0.2 million and $0.1 million in matching contributions to the plan during the three months ended March 31, 2022 and 2021, respectively.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three months ended March 31, 2022 and 2021, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss	$(23,121)	$(24,179)
Denominator:
Weighted-average common stock outstanding	26,215,514	24,135,735
Net loss per share attributable to common stockholders - basic and diluted	$(0.88)	$(1.00)

The Company’s potentially dilutive securities, which include restricted stock units, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding for the three months ended March 31, 2022 and 2021, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of
	March 31,
	2022	2021
Options to purchase common stock	4,851,565	4,491,670
Restricted stock units	551,468	204,279
Warrants to purchase common stock	125,618	125,618

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three months ended March 31, 2022, and 2021, the Company made payments to Alexandria LaunchLabs of approximately $16,000, and $23,000 respectively, under the LaunchLabs Agreement, which was recognized in research and development expenses. As of March 31, 2022, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement.

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

AT-007 is a novel central nervous system, or CNS, penetrant ARI that we are developing for the treatment of rare metabolic diseases, including Galactosemia, a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of Galactosemia and in June 2021, the FDA granted Fast Track Designation to AT-007 for the treatment of Galactosemia. We have completed an adult study in healthy volunteers and Galactosemia patients, demonstrating that AT-007 is safe and well tolerated, and significantly reduces plasma galactitol levels vs. placebo. Galactitol is a toxic metabolite of galactose, which is formed in Galactosemia patients by aberrant activity of aldose reductase when galactose is present at high levels. A pediatric study is underway in children with Galactosemia, assessing the impact of AT-007 vs. placebo on safety, biomarker reduction of galactitol, and long-term functional outcomes. On April 13, 2021, we presented data featuring a cross-sectional analysis of nineteen pediatric patients with Classic Galactosemia, providing meaningful insight on the progressive worsening of the central nervous system phenotype with age. On October 18, 2021, we reported biomarker data from the pediatric ACTION-Galactosemia Kids study. The results demonstrate a substantial reduction in plasma galactitol of approximately 40%, which was statistically significant (p<0.001) vs. placebo. We previously reported a baseline analysis of the 47 children enrolled in the study which demonstrated a clear correlation between baseline galactitol levels and baseline clinical functional outcomes. The long-term functional outcomes portion of the pediatric study is ongoing, and the outcomes are assessed every 6 months by a fire-walled data monitoring committee (DMC). When the study reaches statistical significance in the active treated arm vs. the placebo arm, the DMC will alert the Company and the trial will be unblinded. Statistical modelling suggests that this should occur at approximately the 18-month outcome assessment, based on currently available predictive information. In April 2022, the Company met with the FDA to discuss the design of the ongoing pediatric study prior to the first 6-month outcomes assessment by the DMC. The FDA confirmed that the pediatric study as it is currently designed would support an NDA submission if statistical significance is reached, and there is alignment between the FDA and the Company on the potential path forward to approval. The 6-month clinical outcomes were assessed by the fire-walled DMC, and as expected the data did not yet reach statistical significance. The DMC determined that the safety/benefit profile supported continuing the study. The next DMC evaluation will be following completion of the 12-month clinical outcomes assessments.

AT-007 is also being studied in a rare disease caused by Sorbitol Dehydrogenase deficiency, called SORD deficiency. Aldose Reductase is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by Sorbitol Dehydrogenase, which converts sorbitol to fructose. Patients with SORD deficiency accumulate very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which results in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in drosophila and cell models of SORD deficiency demonstrated that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. Preclinical studies on AT-007 have demonstrated significant reduction in sorbitol levels in fibroblasts from SORD deficient patients. Treatment with AT-007 in the drosophila model of SORD prevented the disease phenotype and protected from neuronal degeneration. On October 25, 2021, we reported data from a pilot open-label study in 8 SORD Deficiency patients. AT-007 reduced blood sorbitol levels by approximately 66% from baseline through 30 days of treatment. AT-007 was safe and well tolerated in all treated patients. In December 2021, we initiated a Phase 2/3 registrational study in patients with SORD Deficiency, which will take place at multiple clinical sites in the US and Europe. We are in the process of discussing regulatory requirements for approval in SORD deficiency and plan to advance AT-007 towards registration for this indication.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $23.1 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $289.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of March 31, 2022, we had cash and cash equivalents and short-term investments of $55.7 million.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Product pipeline research and development expenses
AT-001	$5,187	$8,118
AT-007	6,853	4,401
Personnel-related expenses	1,937	1,092
Stock-based compensation	856	799
Other expenses	197	38
Total research and development expenses	$15,030	$14,448

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

Results of Operations

Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2022	2021
Operating expenses:
Research and development	$15,030	$14,448
General and administrative	8,071	9,751
Total operating expenses	23,101	24,199
Loss from operations	(23,101)	(24,199)
Other income (expense), net:
Interest income (expense), net	76	76
Other income (expense)	(96)	(56)
Other income (expense), net	(20)	20
Net loss	$(23,121)	$(24,179)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021	Increase/(Decrease)
Clinical and pre-clinical	$11,528	$6,454	$5,074
Drug manufacturing and formulation	231	5,820	(5,589)
Personnel expenses	1,937	1,092	845
Stock-based compensation	856	799	57
Regulatory and other	478	283	195
Total research and development expenses	$15,030	$14,448	$582

Research and development expenses for the three months ended March 31, 2022 were $15.0 million, compared to $14.4 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the increase of $0.6 million was primarily related to:

●	a decrease in drug manufacturing and formulation costs of $5.6 million primarily related to the completion and release of AT-001 and AT-007 drug product batches in the three months ended March 31, 2021;
●	an increase in clinical and pre-clinical expense of $5.1 million, primarily related to the progression of the SORD pivotal trial, progression of the AT-007 ACTION-Galactosemia long-term extension adult study, and progression of the AT-007 ACTION-Galactosemia Kids pediatric registrational study;
●	an increase in personnel expenses of $0.8 million due to the increase in headcount in support of our clinical program pipeline;
●	an increase in regulatory and other expenses of $0.2 million; and
●	an increase in stock-based compensation of $0.1 million due to new stock option and restricted stock grants.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021	Increase/(Decrease)
Legal and professional fees	$1,619	$1,771	$(152)
Commercial expenses	1,288	1,932	(644)
Personnel expenses	1,768	1,544	224
Stock-based compensation	1,221	2,182	(961)
Insurance expenses	1,125	1,010	115
Other expenses	1,050	1,312	(262)
Total general and administrative expenses	$8,071	$9,751	$(1,680)

General and administrative expenses were $8.1 million for the three months ended March 31, 2022, compared to $9.8 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the decrease of $1.7 million was primarily related to:

●	a decrease in commercial expenses of $0.6 million related to a decrease in spend relating to commercial operations;
●	a decrease in other expenses of $0.3 million relating to decreased costs of other office expenses;
●	a decrease in stock-based compensation of $1.0 million relating to options being forfeited during the current period;
●	an increase in personnel expenses of $0.2 million related to an increase in headcount;
●	an increase in insurance expenses of $0.1 million related to increased insurance costs; and
●	a decrease in legal and professional fees of $0.2 million due to lower external legal fees.

Interest Income (Expense), Net

Interest income was $0.1 million for the three months ended March 31, 2022, as compared to $0.1 million for the three months ended March 31, 2021. Interest income from our marketable securities remained relatively consistent period over period.

Other Income (Expense)

Other expense was $0.1 million for the three months ended March 31, 2022, compared to $56,000 for the three months ended March 31, 2021. The change was primarily related to the realized loss of $0.1 million related to the sale and or maturities of marketable securities and currency translation losses of $16,000 incurred during the three months ended March 31, 2022, compared to a realized loss of $56,000 on the sale and or maturities of marketable securities during the three months ended March 31, 2021.

Liquidity and Capital Resources

Since our inception through March 31, 2022, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. While we believe that our cash and cash equivalents of $55.7 million at March 31, 2022 will be sufficient to fund our operations through year end 2022, given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(24,410)	$(22,213)
Net cash provided by/(used in) investing activities	9,525	(24,672)
Net cash (used in)/provided by financing activities	(789)	73,486
Net increase (decrease) in cash and cash equivalents	$(15,674)	$26,601

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022, was $24.4 million primarily due to our net losses of $23.1 million, a decrease in operating lease liability of $0.1 million, a decrease in accounts payable of $3.5 million, and a decrease in prepaid expenses of $1.4 million. This is partially offset by increases of $2.1 million in non-cash stock-based compensation expense, $0.1 million in accrued expense, $0.4 million in options issued in lieu of bonus, $1.1 million of amortization of insurance premium, and $0.1 million in amortization of operating lease right-of-use assets.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 was $9.5 million relating to our purchase of available-for-sale securities for $6.0 million, offset by the proceeds from the maturities of available-for-sale securities of $15.5 million.

Net cash used in investing activities for the three months ended March 31, 2021 was $24.7 million relating to our purchase of available-for-sale securities for $88.0 million, offset by the proceeds from the sale and maturities of available-for-sale securities of $0.5 million and $62.8 million, respectively.

Financing Activities

During the three months ended March 31, 2022, net cash used in financing activities was $0.8 million, primarily from the repayment of short-term borrowings of $0.8 million.

In June 2020, we entered into the Goldman Equity Distribution Agreement to sell shares of our common stock, from time to time, having an aggregate offering price of up to $100 million. The Goldman Equity Distribution Agreement was terminated as of January 24, 2022.

On January 26, 2022, the Company entered into the Cowen Equity Distribution Agreement to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. As of March 31, 2022, the Company has not sold any shares of common stock pursuant to the Cowen Equity Distribution Agreement.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2022:

	Payments Due By Period
		Less Than			More Than
(in thousands)	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
Operating lease commitments(1)	$1,322	$510	$813	$—	$—
Total	$1,322	$510	$813	$—	$—
(1)	Represents future minimum lease payments under our operating leases for office space.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, cash equivalents and short-term investments of $55.7 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

The securities in our investment portfolio are not leveraged and are classified as available-for-sale. These available-for-sale securities are short-term in nature and subject to minimal interest rate risk. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. A change of 50 to 100 basis points would result in a change of $14,000 to $27,000, respectively, on the value of our investment portfolio.

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

As of March 31, 2022, we had cash and cash equivalents of $55.7 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. A change of 50 to 100 basis points would result in a change of $29,000 to $49,000, respectively, on the value of our portfolio.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate gain or loss during the three months ended March 31, 2022. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2022, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $105.6 million and $94.0 million for the years ended December 31, 2021 and 2020, respectively and $23.1 million and $24.2 million for the three months ended March 31, 2022, and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $289.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

The report of our independent registered public accounting firm on our Financial Statements for the year ended

December 31, 2021 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. While we believe that our cash and cash equivalents and investments of $55.7 million at

March 31, 2022 will be sufficient to fund our operations through year end 2022, given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms.

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

As of March 31, 2022, our cash, cash equivalents and marketable securities was $55.7 million. Based on our current operating and research and development plans, we do not believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2022 will be sufficient to fund our projected operations through at least the next 12 months from the date the financial statements were issued. We will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, including through the Cowen Equity Distribution Agreement, third party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of March 31, 2022 and December 31, 2021.

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

In addition, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the U.S. administration may impact our business and industry. It is difficult to predict how executive actions, including executive orders, may be implemented and the extent to which they will affect the FDA’s ability to exercise its regulatory authority. If legislative, administrative or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to executive, judicial and Congressional challenges. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, then-President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA-qualified health plans and health insurance issuers under the PPACA adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate was a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA were invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the lower court decision, which was then appealed to the U.S. Supreme Court. The U.S. Supreme Court heard arguments in the case in November 2020 and issued its decision in June 2021, ruling that the plaintiffs lacked the standing to challenge the individual mandate provision. In so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the PPACA in its entirety. It is unclear how any potential future litigation and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement may have on our business and the potential profitability of our product candidates.

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. While some of the proposed measures will require authorization through additional legislation to become effective, the U.S. Congress have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, on April 21, 2021, the Lower Costs, More Cures Act of 2021 was introduced, a bill intended to reduce Medicare and Medicaid prescription drug prices, including by restructuring the Medicare Part B reimbursement and Medicare Part D benefit and modifying aspects of the Medicaid Drug Rebate Program. An even more restrictive bill, the Lower Drug Costs Now Act, was introduced in the House of Representatives on September 19, 2019, and re-introduced on April 22, 2021, and would require the U.S. Department of Health and Human Services (HHS) to directly negotiate drug prices with manufacturers. The Biden Administration’s Prescription Drug Pricing Plan as part of the House-passed Build Back Better Act also seeks to reduce prescription drug costs by, among other provisions, allowing Medicare to negotiate prices for certain high-cost prescription drugs in Medicare Parts B and D, imposing an excise tax on pharmaceutical manufacturers that refuse to negotiate pricing with Medicare, requiring inflation rebates to limit annual drug price increases in Medicare and private insurance, redesigning the Medicare Part D formula, and limiting cost-sharing for insulin products. It is unclear whether such measures will be acted, and if enacted, what effect they would have on our business. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

As of March 31, 2022, we had 33 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted remote working arrangements as a result of the Covid-19 pandemic, and may increase as a result of recent hostilities between Russia and Ukraine. Improper or inadvertent employee behavior, including data privacy breaches by employees, contractors and others with permitted access to our systems, may also pose a risk that sensitive data may be exposed to unauthorized persons or to the public. If a system failure or security breach occurs and interrupts our operations or the operations at one of our third-party vendors, it could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or reputation or result in legal or regulatory proceedings. In addition, if a ransomware attack or other cyber-attack occurs, either internally or at our third-party vendors, we could be prevented from accessing our systems or data, which may cause interruptions or delays in our business, cause us to incur remediation costs or subject us to demands to pay ransom, or adversely affect our business reputation.

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

The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased it. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, the market price for our common stock has been, and is likely to continue to be influenced by the following:

●	the commencement, enrollment, results of , or any delays in our planned or future clinical trials of our product candidates or those of our competitors;
●	the success of competitive drugs or therapies;
●	regulatory or legal developments in the United States and other countries;
●	the success of competitive products or technologies;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	the potential impact of the Covid-19 pandemic on the timing and progress of our ongoing clinical trials, our business, results of operations, liquidity, and operations and our ability to mitigate those potential impacts;
●	significant lawsuits, including patent or stockholder litigation;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems, including coverage and adequate reimbursement for any approved drug;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad; and
●	investors’ general perception of us and our business.

These and other market and industry factors have caused the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock. Furthermore, we believe our stock has been, and may in the future be, adversely affected as a result of actions by third parties. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price.

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

Based upon shares of our common stock outstanding as of March 31, 2022, and after giving effect to the February Offering, our executive officers, directors, and stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 35.9% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2022, we had outstanding 26,215,514 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the future.

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

Our management has broad discretion in the application of our cash and cash equivalents and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in additional operating losses that could have a negative impact on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

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

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Shoshana Shendelman, President and Chief Executive Officer (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Chids Mahadevan, Senior Vice President of Finance (Interim Principal Financial Officer).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
32.2*	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

APPLIED THERAPEUTICS, INC.

Date: May 12, 2022	By:	/s/ Shoshana Shendelman, Ph.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Chids Mahadevan
Chids Mahadevan
Senior Vice President of Finance
(Interim Principal Financial Officer)