Form 10-Q
period 2022-06-30
Applied Therapeutics Inc.
filed 2022-08-12
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 48,011,354 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2022	2021
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55,728	$53,888
Investments	11,994	26,935
Prepaid expenses and other current assets	9,176	7,571
Total current assets	76,898	88,394
Operating lease right-of-use asset	1,081	1,298
Security deposits and leasehold improvements	199	200
TOTAL ASSETS	$78,178	$89,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$462	$442
Accounts payable	8,691	9,461
Accrued expenses and other current liabilities	17,787	16,559
Warrant liability	24,775	—
Total current liabilities	51,715	26,462
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	655	891
Total noncurrent liabilities	655	891
Total liabilities	52,370	27,353
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 46,253,524 shares issued and outstanding as of June 30, 2022 and 26,215,514 shares issued and outstanding as of December 31, 2021	5	3
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	341,090	328,958
Accumulated other comprehensive gain/(loss)	6	(107)
Accumulated deficit	(315,293)	(266,315)
Total stockholders' equity	25,808	62,539
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,178	$89,892

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
OPERATING EXPENSES:
Research and development	$15,396	$14,802	$30,426	$29,250
General and administrative	6,125	11,073	14,196	20,824
Total operating expenses	21,521	25,875	44,622	50,074
LOSS FROM OPERATIONS	(21,521)	(25,875)	(44,622)	(50,074)
OTHER INCOME (EXPENSE), NET:
Interest income	111	169	187	245
Change in fair value of warrant liabilities	(4,357)	—	(4,357)	—
Other expense	(90)	(122)	(186)	(178)
Total other income (expense), net	(4,336)	47	(4,356)	67
Net loss	$(25,857)	$(25,828)	$(48,978)	$(50,007)
Net loss attributable to common stockholders—basic and diluted	$(25,857)	$(25,828)	$(48,978)	$(50,007)
Net loss per share attributable to common stockholders—basic and diluted	$(0.96)	$(0.99)	$(1.84)	$(1.99)
Weighted-average common stock outstanding—basic and diluted	26,901,069	26,082,525	26,560,185	25,114,508

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Loss	$(25,857)	$(25,828)	$(48,978)	$(50,007)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	86	(31)	113	(73)
Other comprehensive gain (loss), net of tax	86	(31)	113	(73)
Comprehensive income (loss), net of tax	$(25,771)	$(25,859)	$(48,865)	$(50,080)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2021	22,493,661	$2	$242,780	$(160,731)	$(112)	$81,939
Issuance of common stock upon secondary public offering, net of issuance costs of $203	3,450,000	1	74,386	—	—	74,387
Exercise of options for common stock issued under Equity Incentive Plan	37,400	—	67	—	—	67
Exercise of options for common stock not yet issued	(465)	—	(1)	—	—	(1)
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	1,988	—	—	—	—	—
Exercise of warrants for common stock	27,855	—	69	—	—	69
Stock-based compensation expense	—	—	2,981	—	—	2,981
Net loss	—	—	—	(24,179)	—	(24,179)
Other comprehensive income (loss)	—	—	—	—	(42)	(42)
BALANCE, March 31, 2021	26,010,439	3	320,282	(184,910)	(154)	135,221
Secondary public offering issuance costs	—	—	35	—	—	35
Issuance of common stock for options exercised in prior periods under Equity Incentive Plan	465	—	1	—	—	1
Exercise of options for common stock issued under Equity Incentive Plan	82,668	—	341	—	—	341
Exercise of options for common stock not yet issued	(920)	—	(1)	—	—	(1)
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	37,884	—	—	—	—	—
Stock-based compensation expense	—	—	2,702	—	—	2,702
Net loss	—	—	—	(25,828)	—	(25,828)
Other comprehensive income (loss)	—	—	—		(31)	(31)
BALANCE, June 30, 2021	26,130,536	3	323,360	(210,738)	(185)	112,440

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2022	26,215,514	$3	$328,958	$(266,315)	$(107)	$62,539
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	21,417	—	—	—	—	—
Restricted Stock Units released for common stock not yet issued	(21,417)	—	—	—	—	—
Stock-based compensation expense	—	—	2,077	—	—	2,077
Issuance of options in-lieu of bonus	—	—	441	—	—	441
Net loss	—	—	—	(23,121)	—	(23,121)
Other comprehensive income (loss)	—	—	—	—	27	27
BALANCE, March 31, 2022	26,215,514	$3	$331,476	$(289,436)	$(80)	$41,963
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of issuance costs of $96	20,000,000	2	5,966	—	—	5,968
Exercise of pre-funded warrants for common stock	1,750,000	—	1,417	—	—	1,417
Exercise of pre-funded warrants for common stock not yet issued	(1,750,000)	—	—	—	—	—
Issuance of common stock for Restricted Stock released in prior periods under Equity Incentive Plan	21,417	—	—	—	—	—
Restricted Stock Units released for common issued under Equity Incentive Plan	16,593	—	—	—	—	—
Stock-based compensation expense	—	—	2,231	—	—	2,231
Net loss	—	—	—	(25,857)	—	(25,857)
Other comprehensive income (loss)	—	—	—	—	86	86
BALANCE, June 30, 2022	46,253,524	$5	$341,090	$(315,293)	$6	$25,808

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(48,978)	$(50,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,308	5,683
Issuance of options in-lieu of bonus	441	—
Amortization of insurance premium	2,024	2,046
Amortization of operating lease right-of-use assets	217	204
Amortization of leasehold improvements	1	—
Change in operating lease liability	(216)	(198)
Change in fair value of warrant liability	4,357	—
Changes in operating assets and liabilities:
Financed insurance premium	(3,105)	(4,434)
Prepaid expenses	(524)	(1,482)
Accounts payable	(770)	2,670
Accrued expenses and other current liabilities	(565)	(2,603)
Net cash used in operating activities	(42,810)	(48,121)
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(14,987)	(94,546)
Proceeds from sale of available-for-sale securities	—	500
Proceeds from maturities of available-for-sale securities	30,041	86,154
Net cash provided by/(used in) investing activities	15,054	(7,892)
FINANCING ACTIVITIES:
Proceeds from June Offering issuance of shares and pre-funded warrants	27,899	—
Proceeds from February Offering, net of cash issuance costs of $165	—	74,420
Proceeds from financed insurance premium	3,105	4,434
Repayments of short-term borrowings	(1,408)	(2,350)
Exercise of stock options for common stock under Equity Incentive Plan	—	408
Exercise of Warrants	—	69
Net cash provided by financing activities	29,596	76,981
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,840	20,968
Cash and cash equivalents at beginning of period	53,888	57,466
Cash and cash equivalents at end of period	$55,728	$78,434
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Initial measurement of warrant liability	$21,835	$—
Conversion of warrant liability to equity for warrant exercises	$1,417	$—
Unrealized gain (loss) on marketable securities	$113	$(73)
Offering costs still in accrued expense	$96	$38

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

On January 26, 2022, the Company entered into an equity distribution agreement (the “Cowen Equity Distribution Agreement) with Cowen and Company, LLC (“Cowen”), as a sales agent, to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. As of June 30, 2022, the Company has not sold any shares of common stock pursuant to the Cowen Equity Distribution Agreement.

On June 27, 2022, the Company completed an underwritten public offering (the “June Offering”) of 20,000,000 shares of common stock, par value $0.0001 per share, 10,000,000 pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants”), and accompanying warrants to purchase up to 30,000,000 shares of common stock (the “Common Warrants”). The shares and accompanying Common Warrants were offered at a price to the public of $1.00 per share and warrant, and the Pre-Funded Warrants and accompanying Common Warrants were offered at a price to the public of $0.9999, resulting in aggregate net proceeds of approximately $27.8 million, after deducting underwriting discounts and commissions and offering expenses. The Pre-Funded Warrants and the Common Warrants are immediately exercisable and will expire five years from the date of issuance. Holders may not exercise any Pre-Funded Warrants or Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. Holders of the Pre-Funded Warrants and/or Common Warrants (together with affiliates) who immediately prior to June 27, 2022 beneficially owned more than 9.99% of the Company’s outstanding common stock may not exercise any portion of their Pre-Funded Warrants or Common Warrants if the holder (together with affiliates) would beneficially own more than 19.99% of the Company’s outstanding common stock after exercise. The Pre-Funded Warrants and Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants and/or Common Warrants will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants and/or Common Warrants immediately prior to such transaction. The Pre-Funded Warrants and Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which the Company’s stockholders are entitled. The Company intends to use the net proceeds from the June Offering for general corporate purposes, which may include research and development costs, including the conduct of clinical trials and process development and manufacturing of the Company’s product candidates, expansion of the Company’s research and development capabilities, working capital and capital expenditures.

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of June 30, 2022, results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

As reflected in the accompanying financial statements, the Company has a net loss of $49.0 million for the six months ended June 30, 2022 and has an accumulated deficit of $315.3 million as of June 30, 2022. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. While we believe that our cash and cash equivalents and investments of $67.7 million at June 30, 2022 will be sufficient to fund our operations through June 30, 2023, given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern within one year after the date this Quarterly Report on Form 10-Q is issued.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022.

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

During the three and six months ended June 30, 2022, the Company recorded $0 and $0 in research and development expenses, respectively; and $0.1 million and $0.1 million in general and administrative expense, respectively, related to the Columbia Agreements. During the three and six months ended June 30, 2021, the Company recorded $0 and $0, respectively, in research and development expense and $0.1 million and $0.2 million, respectively, in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $2.5 million in expense from the execution of the Columbia Agreements through June 30, 2022.

As of June 30, 2022, the Company had $0.1 million due to Columbia University included in accrued expenses and $0 included in accounts payable. As of December 31, 2021, the Company had $12,000 due to Columbia University included in accrued expenses and $0.1 million included in accounts payable.

Due to regulatory changes impacting development of the PI3K inhibitor class of compounds, the company has determined that it will discontinue its early stage preclinical PI3K program. On July 15, 2022, the Company notified Columbia University that it is terminating the 2019 Columbia Agreement, effective in 90 days according to the terms of the 2019 Columbia Agreement, or at an earlier date agreed by the parties.

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

During the three and six months ended June 30, 2022 the company recorded $25,000 and $50,000, respectively, in research and development expense related to the Miami License Agreement.  During the three and six months ended June 30, 2021 the Company recorded $25,000 and $50,000 in research and development expense related to the 2020 Miami License Agreement. During the three and six months ended June 30, 2022, the Company recorded $2,000 and $2,000, respectively, in general and administrative expense related to the 2020 Miami License Agreement. There were no general and administrative expense recorded during the three and six months ended June 30, 2021. In aggregate, the Company has incurred $2.3 million in expense from execution of the 2020 Miami License Agreement through June 30, 2022.

The Company had $0.2 million and $0.3 million due to UM included in accrued expenses as of June 30, 2022 and December 31, 2021, respectively, relating to the 2020 Miami License Agreement.

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

During the three and six months ended June 30, 2022, the Company recorded $11,000 and $48,000, respectively, in research and development expense in relation to the 2020 Miami Research Agreement. During the three and six months ended June 30, 2021, the Company recorded $0.1 million and $0.1 million, respectively, in research and development expense in relation to the 2020 Miami Research Agreement. The Company had $0.1 million and $0.2 million as of June 30, 2022 and December 31, 2021, respectively, in accrued expense in relation to the 2020 Miami Research Agreement.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of June 30, 2022, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report.

	As of June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$6,865	$—	$—	$6,865
Money market funds	48,863	—	—	48,863
Total cash and cash equivalents	$55,728	$—	$—	$55,728
U.S. government agency debt securities	—	11,994	—	11,994
Total marketable securities	$—	$11,994	$—	$11,994
Total financial assets measured at fair value on a recurring basis	$55,728	$11,994	$—	$67,722
Warrant liabilities - Common Warrants	—	—	24,775	24,775
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$24,775	$24,775

Investments in U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period. During the period ended June 30, 2022, there were no transfers of financial assets between Level 1 and Level 2.

On June 27, 2022 the Company issued Common Warrants exercisable for 30,000,000 shares of common stock and Pre-Funded Warrants exercisable for 10,000,000 shares of common stock in connection with the June Offering (see note 1 and note 8 for more information on the June Offering). The Common Warrants were accounted for as liabilities under ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), as these warrants provide for a settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. The Pre-Funded Warrants were recorded at fair value as a liability as the Company could be required to settle the Pre-Funded Warrants in cash under certain circumstances. These warrant liabilities were measured at fair value at inception and are then subsequently measured on a recurring basis, with changes in fair value recognized in other income (expense) within the Company’s statement of operations.

The Company uses a Black-Scholes option pricing model to estimate the fair value of the Common and Pre-Funded Warrants, which utilizses certain unobservable inputs and is therefore considered a Level 3 fair value measurement. Certain inputs used in this Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of the Company’s control, including a potential change in control outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the Company’s warrant liabilities, which could also result in material non-cash gains or losses being reported in the Company’s consolidated statement of operations.

The Common and Pre-Funded Warrants were initially valued and remeasured using a Black-Scholes option pricing model with a range of assumptions as follows:

Expected term (in years)	4.0
Volatility	84.33%
Risk-free interest rate	2.98%
Dividend yield	0.00%

The Company utilized a probability-weighted approach that considered the probability of a change in control at the Company in the Black-Scholes option pricing model, whereby a 10% probability of change in control was used for each of the five years in the term of the agreements.

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

	Warrant Liability
	Common Warrant	Pre-Funded Warrant
Balance as of January 1, 2022	$—	$—
Initial fair value of Warrant Liability	13,734	8,101
Warrants exercised	—	(1,417)
Change in fair value	3,218	1,139
Balance as of June 30, 2022	$16,952	$7,823

The inputs utilized by management to value the warrant liability for Common and Pre-Funded Warrants are highly subjective. The assumptions used in calculating the fair value of the warrant liability for Common and Pre-Funded Warrants represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the fair value of the warrant liability for Common and Pre-Funded Warrants may be materially different in the future.

4. INVESTMENTS

Marketable Securities

Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the balance sheets.

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of June 30, 2022				As of December 31, 2021
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
US government agency debt security	$11,988	$8	$(2)	$11,994	$27,042	$1	$(108)	$26,935
Total	$11,988	$8	$(2)	$11,994	$27,042	$1	$(108)	$26,935

As of June 30, 2022, the Company’s investment portfolio reported an unrealized loss of $2,000. Based on its evaluations, the Company determined that a credit loss allowance is not required since the decline was not related to underlying credit issues of the counterparties. The counterparties to these investments have high credit quality with investment grade ratings of at least AA+ or above, along with a history of no defaults. No single investment in the portfolio had an individually material unrealized loss and in the aggregate. The total amount of unrealized losses of $2,000 as of June 30, 2022 was only 0.01% of the total amortized costs basis of the investment portfolio. In addition, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. Accordingly, based on the foregoing evaluation, the Company did not record any credit losses during the six months ended June 30, 2022 and the entire amount of the decline in fair value below the amortized cost basis was recorded as an unrealized loss, net of tax, in other comprehensive loss in the Statements of Comprehensive Loss. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Statements of Comprehensive Loss.

Contractual maturities of the Company’s marketable securities are summarized as follows:

	As of June 30, 2022				As of December 31, 2021
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$11,988	$8	$(2)	$11,994	$27,042	$1	$(108)	$26,935
Due in one through two years	—	—	—	—	—	—	—	—
Total	$11,988	$8	$(2)	$11,994	$27,042	$1	$(108)	$26,935

At June 30, 2022, the Company had $8,000 of gross unrealized gains and $2,000 of gross unrealized losses primarily due to fluctuations in the fair value of certain U.S. government agency debt securities.

During the three and six months ended June 30, 2022, the Company recorded gross realized losses of $90,000 and $0.2 million, respectively, and no gross realized gains of from the sale of marketable securities.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2022 are as follows:

	As of June 30, 2022
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	$(2)	$2,001	$—	$—	$(2)	$2,001
Total	$(2)	$2,001	$—	$—	$(2)	$2,001

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2021 are as follows:

	As of December 31, 2021
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	$(108)	$17,696	$—	$—	$(108)	$17,696
Total	$(108)	$17,696	$—	$—	$(108)	$17,696

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Prepaid research and development expenses	$5,058	$4,483
Insurance premium asset	2,697	1,616
Prepaid rent expenses	120	117
Prepaid insurance expenses	109	105
Prepaid commercial and patient advocacy	302	254
Research and development tax credit receivable	253	502
Interest receivable	35	23
Other prepaid expenses and current assets	602	471
Total prepaid expenses & other current assets	$9,176	$7,571

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Accrued pre-clinical and clinical expenses	$11,579	$9,912
Short-term insurance financing note	2,487	789
Accrued professional fees	681	419
Accrued compensation and benefits	1,052	2,779
Accrued commercial expenses	956	1,394
Accrued patent expenses	283	279
Other	749	987
Total accrued expenses & other current liabilities	$17,787	$16,559

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

As of June 30, 2022, there were 1,199,877 shares of common stock available for issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$788	$533	$1,644	$1,332
General and administrative	1,443	2,169	2,664	4,351
Total stock-based compensation expense	$2,231	$2,702	$4,308	$5,683

Stock Option Activity

During the six months ended June 30, 2022 the Company granted 767,913 options to shares of common stock. For the three and six months ended June 30, 2022, amortization of stock compensation of options amounted to $1.8 million and $3.8 million, respectively, and for the three and six months ended June 30, 2021, amortization of stock compensation of options amounted to $2.3 million and $4.8 million, respectively. As of June 30, 2022 and 2021, the total unrecognized stock-based compensation balance for unvested options was $11.5 million and $21.4 million, respectively, which is expected to be recognized over 2.5 years and 2.6 years, respectively. The weighted-average fair value per share of options granted during the six months ended June 30, 2022 and 2021 was $1.79 and $10.86, respectively.

The following table summarizes the information about options outstanding at June 30, 2022:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2021	4,704,888	$13.29	7.7	$10,305
Options granted	767,913	2.80
Options exercised	-	—
Forfeited	(271,095)	26.64
Expired	(132,269)	32.85
Outstanding at June 30, 2022	5,069,437	$10.47	7.4	$—

Exercisable at June 30, 2022	3,613,024	$9.35	7.0	$—
Nonvested at June 30, 2022	1,456,413	$13.26	8.7	$—

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the six months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30,
	2022	2021
Expected term (in years)	5.7	5.4
Volatility	75.83%	69.85%
Risk-free interest rate	2.13%	0.91%
Dividend yield	—%	—%

Restricted Stock Unit Activity

During the six months ended June 30, 2022, the Company granted 305,600 RSUs to shares of common stock. For the three months ended June 30, 2022 and 2021, amortization of stock compensation of RSUs amounted to $0.5 million and $0.4 million, respectively. For the six months ended June 30, 2022 and 2021, amortization of stock compensation of RSU’s amounted to $0.5 million and $0.9 million, respectively. As of June 30, 2022 and 2021, the unamortized compensation costs associated with non-vested restricted stock awards were $4.8 million and $5.1 million, respectively, with a weighted-average remaining amortization period of 3.3 and 2.9 years, respectively.

The following table summarizes the information about restricted stock units outstanding at June 30, 2022:

		Weighted-Average
		Grant Date	Aggregate
(in thousands, except for share data)	Shares	Fair Value	Intrinsic Value
Outstanding at December 31, 2021	469,485	$18.05	$4,202
Awarded	305,600	3.78
Released	(38,010)	26.07
Forfeited	(160,506)	19.08
Outstanding at June 30, 2022	576,569	$9.67	$547
Nonvested at June 30, 2022	576,569	$9.67	$547

Weighted Average Remaining Recognition Period (in years)	3.3

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of June 30, 2022, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of June 30, 2022, and December 31, 2021, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

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

Cowen Equity Distribution Agreement

On January 26, 2022, the Company entered into the Cowen Equity Distribution Agreement to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. As of June 30, 2022, the Company has not sold any shares of common stock pursuant to the Cowen Equity Distribution Agreement.

June 2022 Offering

On June 27, 2022, the Company completed the June Offering, an underwritten public offering of 20,000,000 shares of common stock, par value $0.0001 per share, 10,000,000 Pre-Funded Warrants, and accompanying Common Warrants to purchase up to 30,000,000 shares of common stock. The shares and accompanying Common Warrants were offered at a price to the public of $1.00 per share and warrant, and the Pre-Funded Warrants and accompanying Common Warrants were offered at a price to the public of $0.9999, resulting in aggregate net proceeds of approximately $27.8 million, after deducting underwriting discounts and commissions and offering expenses. The Pre-Funded Warrants and the Common Warrants are immediately exercisable and will expire five years from the date of issuance. Holders may not exercise any Pre-Funded Warrants or Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. Holders of the Pre-Funded Warrants and/or Common Warrants (together with affiliates) who immediately prior to June 27, 2022 beneficially owned more than 9.99% of the Company’s outstanding common stock may not exercise any portion of their Pre-Funded Warrants or Common Warrants if the holder (together with affiliates) would beneficially own more than 19.99% of the Company’s outstanding common stock after exercise. The Pre-Funded Warrants and Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants and/or Common Warrants will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants and/or Common Warrants immediately prior to such transaction. The Pre-Funded Warrants and Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which the Company’s stockholders are entitled. The Company intends to use the net proceeds from the June Offering for general corporate purposes, which may include research and development costs, including the conduct of clinical trials and process development and manufacturing of the Company’s product candidates, expansion of the Company’s research and development capabilities, working capital and capital expenditures.

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

Warrants Issued with June 2022 Offering

On June 27, 2022, in connection with the sale and issuance common stock as part of the June Offering, the Company issued 10,000,000 Pre-Funded Warrants at an exercise price of $0.0001 per share, and 30,000,000 accompanying Common Warrants at an exercise price of $1.00 per share. Each share of common stock and accompanying Common Warrant was sold at a public offering price of $1.00, less underwriting discounts and commissions, and each Pre-Funded Warrant and accompanying Common Warrant was sold at a public offering price of $0.9999, less underwriting discounts and commissions, as described in the prospectus supplement, dated June 22, 2022, filed with the Securities and Exchange Commission on June 24, 2022.

The Pre-Funded Warrants and the Common Warrants are immediately exercisable and will expire five years from the date of issuance. Holders may not exercise any Pre-Funded Warrants or Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. Holders of the Pre-Funded Warrants and/or Common Warrants (together with affiliates) who immediately prior to June 27, 2022 beneficially owned more than 9.99% of the Company’s outstanding common stock may not exercise any portion of their Pre-Funded Warrants or Common Warrants if the holder (together with affiliates) would beneficially own more than 19.99% of the Company’s outstanding common stock after exercise. The Pre-Funded Warrants and Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants and/or Common Warrants will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants and/or Common Warrants immediately prior to such transaction. The Pre-Funded Warrants and Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which the Company’s stockholders are entitled.

On June 28, 2022, a warrantholder exercised 1,750,000 Pre-Funded Warrants on a cash basis and received 1,750,000 shares of common stock. The Company received $175 in cash proceeds for the exercise of these Pre-Funded Warrants.

As of June 30, 2022, the Company had 8,250,000 Pre-Funded Warrants outstanding with a weighted average exercise price of $0.0001 per share and an average contractual life of 5 years. As of June 30, 2022, the Company had 30,000,000 Common Warrants outstanding with a weighted average exercise price of $1.00 per share and an average contractual life of 5 years.

The Common Warrants were accounted for as liabilities under ASC 815-40, as these warrants provide for a settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. These warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations. The Pre-Funded Warrants were recorded at fair value as a liability as the Company could be required to settle the Pre-Funded Warrants in cash in the event of an acquisition of the Company under certain cirmustances.

The fair value of the Common and Pre-Funded Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	4.0
Volatility	84.33%
Risk-free interest rate	2.98%
Dividend yield	0.00%

A summary of the Company’s outstanding common stock warrants as of June 30, 2022 is as follows:

Warrants
Outstanding as of December 31, 2021	125,618
Warrants granted and issued	40,000,000
Warrants exercised	(1,750,000)
Warrants exchanged	—
Outstanding as of June 30, 2022	38,375,618

10. LEASES

The following table summarizes the Company’s lease related costs for the six months ended June 30, 2022 and 2021:

		Operating (in thousands)
Lease Cost	Statement of Operations Location	2022	2021
Operating Lease Cost	General and administrative	$126	$126
Total Lease Cost		$126	$126

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Six Months Ended
	June 30,	June 30,
Other Information	2022	2021
Weighted-average remaining lease term
Operating leases	2.3 years	3.3 years
Weighted-average discount rate
Operating leases	5.69%	5.69%

The following table summarizes the maturities of lease liabilities as of June 30, 2022:

Operating
Year	(in thousands)
2022	$254
2023	515
2024	426
Thereafter	—
Total lease payments	1,195
Less: interest	78
Total lease liabilities	$1,117

11. INCOME TAXES

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the Covid-19 pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. The CARES Act did not have a material impact on our financial statements for the three and six months ended June 30, 2022. The Company continues to monitor any effects that may result from the CARES Act.

During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made approximately $0.3 million and $0.2 million in matching contributions to the plan during the six months ended June 30, 2022 and 2021, respectively.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three and six months ended June 30, 2022 and 2021, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
(in thousands, except for share data)	2022	2021
Numerator:
Net loss	$(25,857)	$(25,828)
Denominator:
Weighted-average common stock outstanding	26,901,069	26,082,525
Net loss per share attributable to common stockholders - basic and diluted	$(0.96)	$(0.99)

	Six Months Ended
	June 30,
	2022	2021
Numerator:
Net loss	$(48,978)	$(50,007)
Denominator:
Weighted-average common stock outstanding	26,560,185	25,114,508
Net loss per share attributable to common stockholders - basic and diluted	$(1.84)	$(1.99)

The Company’s potentially dilutive securities, which include restricted stock units, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding for the six months ended June 30, 2022 and 2021, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of
	June 30,
	2022	2021
Options to purchase common stock	5,069,437	4,491,670
Restricted stock units	576,569	204,279
Warrants to purchase common stock	38,375,618	125,618

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three and six months ended June 30, 2022, the Company made payments to Alexandria LaunchLabs of approximately $23,000, and $40,000, respectively, and during the three and six months ended June 30, 2021, the Company made the same payments of approximately $23,000 and $47,000 respectively, under the LaunchLabs Agreement, which was recognized in research and development expenses. As of June 30, 2022, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement.

15. SUBSEQUENT EVENTS

Due to regulatory changes impacting development of the PI3K inhibitor class of compounds, the company has determined that it will discontinue its early stage preclinical PI3K program. On July 15, 2022 the Company notified

Columbia University that it is terminating the 2019 Columbia Agreement, effective in 90 days according to the terms of the 2019 Columbia Agreement, or at an earlier date agreed by the parties.

On August 2, 2022, the Board of the Company took action in accordance with its authority under the terms of the 2019 Plan to reset the per-share exercise price of all stock options previously granted under the 2019 Plan, including those granted to our executive officers and non-employee directors, to $1.05 per share (the “Option Repricing”), which is equal to the closing price of a share of the Company’s common stock on August 1, 2022. The Company expects to take a non-cash accounting charge under FASB ASC Topic 718 in respect of the Option Repricing in the quarter ending September 30, 2022.

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

AT-104 is a preclinical dual selective PI3K inhibitor. Due to recent regulatory changes impacting development of the PI3K inhibitor class of compounds, the company has determined that it will discontinue its early stage preclinical PI3K program and further development of AT-104.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $49.0 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $315.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of June 30, 2022, we had cash and cash equivalents and short-term investments of $67.7 million.

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

June 2022 Offering

On June 27, 2022, the Company completed the June Offering, an underwritten public offering of 20,000,000 shares of common stock, par value $0.0001 per share, 10,000,000 Pre-Funded Warrants, and accompanying Common Warrants to purchase up to 30,000,000 shares of common stock. The shares and accompanying Common Warrants were offered at a price to the public of $1.00 per share and warrant, and the Pre-Funded Warrants and accompanying Common Warrants were offered at a price to the public of $0.9999, resulting in aggregate net proceeds of approximately $27.8 million, after deducting underwriting discounts and commissions and offering expenses. The Pre-Funded Warrants and the Common Warrants are immediately exercisable and will expire five years from the date of issuance. Holders may not exercise any Pre-Funded Warrants or Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. Holders of the Pre-Funded Warrants and/or Common Warrants (together with affiliates) who immediately prior to June 27, 2022 beneficially owned more than 9.99% of the Company’s outstanding common stock may not exercise any portion of their Pre-Funded Warrants or Common Warrants if the holder (together with affiliates) would beneficially own more than 19.99% of the Company’s outstanding common stock after exercise. The Pre-Funded Warrants and Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants and/or Common Warrants will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants and/or Common Warrants immediately prior to such transaction. The Pre-Funded Warrants and Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which the Company’s stockholders are entitled. The Company intends to use the net proceeds from the June Offering for general corporate purposes, which may include research and development costs, including the conduct of clinical trials and process development and manufacturing of the Company’s product candidates, expansion of the Company’s research and development capabilities, working capital and capital expenditures.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Product pipeline research and development expenses
AT-001	$6,681	$4,571	$11,868	$12,689
AT-007	6,204	8,037	13,057	12,438
Personnel-related expenses	1,578	1,270	3,515	2,362
Stock-based compensation	788	533	1,644	1,332
Other expenses	145	391	342	429
Total research and development expenses	$15,396	$14,802	$30,426	$29,250

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

Results of Operations

Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	(Unaudited)
	Three Months Ended
	June 30,
(in thousands)	2022	2021
Operating expenses:
Research and development	$15,396	$14,802
General and administrative	6,125	11,073
Total operating expenses	21,521	25,875
Loss from operations	(21,521)	(25,875)
Other income (expense), net:
Interest income (expense), net	111	169
Change in fair value of warrant liabilities	(4,357)	—
Other income (expense)	(90)	(122)
Other income (expense), net	(4,336)	47
Net loss	$(25,857)	$(25,828)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
(in thousands)	2022	2021	Increase/(Decrease)
Clinical and pre-clinical	$12,402	$10,172	$2,230
Drug manufacturing and formulation	136	2,316	(2,180)
Personnel expenses	1,578	1,270	308
Stock-based compensation	788	533	255
Regulatory and other	492	511	(19)
Total research and development expenses	$15,396	$14,802	$594

Research and development expenses for the three months ended June 30, 2022 were $15.4 million, compared to $14.8 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, the increase of $0.6 million was primarily related to:

●	a decrease in drug manufacturing and formulation costs of $2.2 million primarily related to the completion and release of AT-007 drug product batches and purchase of raw materials in the three months ended June 30, 2021;
●	an increase in clinical and pre-clinical expense of $2.2 million, primarily related to the progression of the SORD pivotal trial, progression of the AT-007 ACTION-Galactosemia long-term extension adult study, and progression of the AT-007 ACTION-Galactosemia Kids pediatric registrational study;
●	an increase in personnel expenses of $0.3 million due to the increase in headcount in support of our clinical program pipeline;
●	a decrease in regulatory and other expenses of $19,000; and
●	an increase in stock-based compensation of $0.3 mllion due to new stock option and restricted stock grants.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
(in thousands)	2022	2021	Increase/(Decrease)
Legal and professional fees	$1,359	$1,826	$(467)
Commercial expenses	241	2,695	(2,454)
Personnel expenses	1,294	1,725	(431)
Stock-based compensation	1,443	2,169	(726)
Insurance expenses	945	1,084	(139)
Other expenses	843	1,574	(731)
Total general and administrative expenses	$6,125	$11,073	$(4,948)

General and administrative expenses were $6.1 million for the three months ended June 30, 2022, compared to $11.1 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, the decrease of $4.9 million was primarily related to:

●	a decrease in legal and professional fees of $0.5 million due to lower external legal fees;
●	a decrease in commercial expenses of $2.5 million related to a decrease in spend for commercial operations;
●	a decrease in personnel expenses of $0.4 million related to a decrease in headcount;
●	a decrease in stock-based compensation of $0.7 million relating to options being forfeited during the current period as well as decrease in headcount;
●	a decrease in insurance expenses of $0.1 million related to decreased insurance costs; and
●	a decrease in other expenses of $0.7 million relating to decreased costs of other office expenses.

Interest Income, Net

Interest income was $0.1 million for the three months ended June 30, 2022, as compared to $0.2 million for the three months ended June 30, 2021. Interest income from our marketable securities remained relatively consistent period over period.

Change in Fair Value of Warrant Liabilities

The change in the fair value of our warrant liabilities for the three months ended June 30, 2022 resulted in a $4.4 million expense recognized in the period. There were no warrant liabilities for the three months ended June 30, 2021.

Other Income (Expense)

Other expense was $0.1 million for the three months ended June 30, 2022, compared to $0.1 million for the three months ended June 30, 2021. Other expense remained relatively consistent period over period, and was primarily related to the realized loss of $0.1 million related to the sale and or maturities of marketable securities during the three months ended June 30, 2022, compared to a realized loss of $0.1 million on the sale and or maturities of marketable securities during the three months ended June 30, 2021.

Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Operating expenses:
Research and development	$30,426	$29,250
General and administrative	14,196	20,824
Total operating expenses	44,622	50,074
Loss from operations	(44,622)	(50,074)
Other income (expense), net:
Interest income (expense), net	187	245
Change in fair value of warrant liabilities	(4,357)	—
Other income (expense)	(186)	(178)
Other income (expense), net	(4,356)	67
Net loss	$(48,978)	$(50,007)

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
(in thousands)	2022	2021	Increase/(Decrease)
Clinical and pre-clinical	$23,930	$16,626	$7,304
Drug manufacturing and formulation	367	8,136	(7,769)
Personnel expenses	3,515	2,362	1,153
Stock-based compensation	1,644	1,332	312
Regulatory and other	970	794	176
Total research and development expenses	$30,426	$29,250	$1,176

Research and development expenses for the six months ended June 30, 2022 were $30.4 million, compared to $29.3 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, the increase of $1.2 million was primarily related to:

●	a decrease in drug manufacturing and formulation costs of $7.8 million primarily related to the completion and release of AT-001 and AT-007 drug product batches in the six months ended June 30, 2021;
●	an increase in clinical and pre-clinical expense of $7.3 million, primarily related to the progression of the SORD pivotal trial, progression of the AT-007 ACTION-Galactosemia long-term extension adult study, and progression of the AT-007 ACTION-Galactosemia Kids pediatric registrational study;
●	an increase in personnel expenses of $1.2 million due to the increase in headcount in support of our clinical program pipeline;
●	an increase in regulatory and other expenses of $0.2 million; and
●	an increase in stock-based compensation of $0.3 million due to new stock option and restricted stock grants.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
(in thousands)	2022	2021	Increase/(Decrease)
Legal and professional fees	$2,978	$3,597	$(619)
Commercial expenses	1,530	4,627	(3,097)
Personnel expenses	3,062	3,269	(207)
Stock-based compensation	2,664	4,351	(1,687)
Insurance expenses	2,071	2,094	(23)
Other expenses	1,891	2,886	(995)
Total general and administrative expenses	$14,196	$20,824	$(6,628)

General and administrative expenses were $14.2 million for the six months ended June 30, 2022, compared to $20.8 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, the decrease of $6.6 million was primarily related to:

●	a decrease in legal and professional fees of $0.6 million due to lower external legal fees;
●	a decrease in commercial expenses of $3.1 million related to a decrease in spend relating to commercial operations;
●	a decrease in stock-based compensation of $1.7 million relating to options being forfeited during the current period;
●	a decrease in personnel expenses of $0.2 million related to an decrease in headcount;
●	a decrease in insurance expenses of $23,000 related to decreased insurance costs; and
●	a decrease in other expenses of $1.0 million relating to decreased costs of other office expenses.

Interest Income, Net

Interest income was $0.2 million for the six months ended June 30, 2022, as compared to $0.2 million for the six months ended June 30, 2021. Interest income remained relatively consistent period over period, and related interest income from our marketable securities of $0.2 million for the six months ended June 30, 2022, compared to $0.2 million for the six months ended June 30, 2021.

Change in Fair Value of Warrant Liabilities

The change in the fair value of our warrant liabilities for the six months ended June 30, 2022 resulted in a $4.4 million expense recognized in the period. There were no warrant liabilities for the six months ended June 30, 2021.

Other Income (Expense)

Other expense was $0.2 million for the six months ended June 30, 2022, compared to other expense of $0.2 for the six months ended June 30, 2021. Other expense remained relatively consistent period over period, and primarily related to the realized loss of $0.2 million related to the sale and or maturities of marketable securities during 2022.

During the six months ended June 30, 2021, there was a net realized loss of $0.2 million related to the sale and or maturities of marketable securities.

Liquidity and Capital Resources

Since our inception through June 30, 2022, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. While we believe that our cash and cash equivalents of $67.7 million at June 30, 2022 will be sufficient to fund our operations through June 30, 2023, given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(42,810)	$(48,121)
Net cash provided by/(used in) investing activities	15,054	(7,892)
Net cash provided by financing activities	29,596	76,981
Net increase (decrease) in cash and cash equivalents	$1,840	$20,968

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022, was $42.8 million primarily due to our net losses of $49.0 million, a decrease in operating lease liability of $0.2 million, a decrease in accounts payable of $0.8 million, a decrease in prepaid expenses of $0.5 million, a decrease of $0.6 million in accrued expense, and a decrease of $3.1 million in financed insurance premium. This is partially offset by increases of $4.3 million in non-cash stock-based compensation expense, $0.4 million in options issued in lieu of bonus, $2.0 million of amortization of insurance premium, a $4.4 million increase in change in fair value of warrant a liabilities, and $0.2 million in amortization of operating lease right-of-use assets.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $15.1 million relating to our purchase of available-for-sale securities for $15.0 million, offset by the proceeds from the maturities of available-for-sale securities of $30.0 million.

Net cash used in investing activities for the six months ended June 30, 2021 was $7.9 million relating to our purchase of available-for-sale securities for $94.6 million, offset by the proceeds from the sale and maturities of available-for-sale securities of $0.5 million and $86.2 million, respectively.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $29.6 million, primarily from the proceeds from the issuance of shares and Pre-Funded Warrants of $27.9 million as part of the June Offering, proceeds from financed insurance premium of $3.1 million, offset by repayment of short-term borrowings of $1.4 million.

In June 2020, we entered into the Goldman Equity Distribution Agreement to sell shares of our common stock, from time to time, having an aggregate offering price of up to $100 million. The Goldman Equity Distribution Agreement was terminated as of January 24, 2022.

On January 26, 2022, the Company entered into the Cowen Equity Distribution Agreement to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. As of June 30, 2022, the Company has not sold any shares of common stock pursuant to the Cowen Equity Distribution Agreement.

On June 27, 2022, the Company completed the June Offering, an underwritten public offering of 20,000,000 shares of common stock, par value $0.0001 per share, 10,000,000 Pre-Funded Warrants, and accompanying Common Warrants to purchase up to 30,000,000 shares of common stock. The shares and accompanying Common Warrants were offered at a price to the public of $1.00 per share and warrant, and the Pre-Funded Warrants and accompanying Common Warrants were offered at a price to the public of $0.9999, resulting in aggregate net proceeds of approximately $27.8 million, after deducting underwriting discounts and commissions and offering expenses. The Pre-Funded Warrants and the Common Warrants are immediately exercisable and will expire five years from the date of issuance. Holders may not exercise any Pre-Funded Warrants or Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. Holders of the Pre-Funded Warrants and/or Common Warrants (together with affiliates) who immediately prior to June 27, 2022 beneficially owned more than 9.99% of the Company’s outstanding common stock may not exercise any portion of their Pre-Funded Warrants or Common Warrants if the holder (together with affiliates) would beneficially own more than 19.99% of the Company’s outstanding common stock after exercise. The Pre-Funded Warrants and Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants and/or Common Warrants will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants and/or Common Warrants immediately prior to such transaction. The Pre-Funded Warrants and Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which the Company’s stockholders are entitled. The Company intends to use the net proceeds from the June Offering for general corporate purposes, which may include research and development costs, including the conduct of clinical trials and process development and manufacturing of the Company’s product candidates, expansion of the Company’s research and development capabilities, working capital and capital expenditures.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2022:

	Payments Due By Period
		Less Than			More Than
(in thousands)	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
Operating lease commitments(1)	$1,195	$512	$683	$—	$—
Total	$1,195	$512	$683	$—	$—
(1)	Represents future minimum lease payments under our operating leases for office space.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, cash equivalents and short-term investments of $67.7 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

The securities in our investment portfolio are not leveraged and are classified as available-for-sale. These available-for-sale securities are short-term in nature and subject to minimal interest rate risk. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. A change of 50 to 100 basis points would result in a change of $4,000 to $7,000, respectively, on the value of our investment portfolio.

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

As of June 30, 2022, we had cash and cash equivalents of $67.7 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. A change of 50 to 100 basis points would result in a change of $0.1 million to $0.1 million, respectively, on the value of our portfolio.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate gain or loss during the six months ended June 30, 2022. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2022, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $105.6 million and $94.0 million for the years ended December 31, 2021 and 2020, respectively and $49.0 million and $50.0 million for the six months ended June 30, 2022, and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $315.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

The report of our independent registered public accounting firm on our Financial Statements for the year ended December 31, 2021 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. While we believe that our cash and cash equivalents and investments of $67.7 million at June 30, 2022 will be sufficient to fund our operations through June 30, 2023, given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms.

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

As of June 30, 2022, our cash, cash equivalents and marketable securities was $67.7 million. Based on our current operating and research and development plans, we do not believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2022 will be sufficient to fund our projected operations through at least the next 12 months from the date the financial statements were issued. We will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of June 30, 2022 and December 31, 2021.

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

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to executive, judicial and Congressional challenges. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, then-President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA-qualified health plans and health insurance issuers under the PPACA adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate was a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA were invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the lower court decision, which was then appealed to the U.S. Supreme Court. The U.S. Supreme Court heard arguments in the case in November 2020 and issued its decision in June 2021, ruling that the plaintiffs lacked the standing to challenge the individual mandate provision. In so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the PPACA in its entirety. Another case challenging the PPACA’s reqirement that insurers cover certain preventative services is currently pending before the same U.S. District Court Judge in the Northern District of Texas who ruled against the individual mandate in 2018. It is unclear how this an any potential future litigation and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement may have on our business and the potential profitability of our product candidates.

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

If we fail to meet our obligations under the Columbia Agreement in any material respect and fail to cure such breach in a timely fashion, then Columbia University may terminate such Columbia Agreement. If either Columbia Agreement is terminated, and we lose our intellectual property rights under such Columbia Agreement, this may result in complete termination of our product development and any commercialization efforts for the product candidates that are subject to such agreement, including AT-007, AT-001, and AT-003. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the Columbia Agreement, we may not be able to do so in a timely manner, at an acceptable cost or at all.

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

As of June 30, 2022, we had 30 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based upon shares of our common stock outstanding as of June 30, 2022, and after giving effect to the February Offering and the June Offering, our executive officers, directors, and stockholders who owned more than 10% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 41.0% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2022, we had outstanding 46,253,524 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2022)
4.2	Form of Common Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2022).
31.1	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Shoshana Shendelman, President and Chief Executive Officer (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Chids Mahadevan, Senior Vice President of Finance (Interim Principal Financial Officer).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
32.2*	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

APPLIED THERAPEUTICS, INC.

Date: August 12, 2022	By:	/s/ Shoshana Shendelman, Ph.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Chids Mahadevan
Chids Mahadevan
Senior Vice President of Finance
(Interim Principal Financial Officer)