Form 10-Q
period 2022-09-30
Applied Therapeutics Inc.
filed 2022-11-09
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the registrant had 48,058,956 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2022	2021
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,388	$53,888
Investments	6,990	26,935
Prepaid expenses and other current assets	8,132	7,571
Total current assets	55,510	88,394
Operating lease right-of-use asset	970	1,298
Security deposits and leasehold improvements	199	200
TOTAL ASSETS	$56,679	$89,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$470	$442
Accounts payable	6,973	9,461
Accrued expenses and other current liabilities	14,332	16,559
Warrant liability	24,739	—
Total current liabilities	46,514	26,462
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	536	891
Total noncurrent liabilities	536	891
Total liabilities	47,050	27,353
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 100,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 48,058,956 shares issued and outstanding as of September 30, 2022 and 26,215,514 shares issued and outstanding as of December 31, 2021	5	3
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	343,995	328,958
Accumulated other comprehensive gain/(loss)	23	(107)
Accumulated deficit	(334,394)	(266,315)
Total stockholders' equity	9,629	62,539
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,679	$89,892

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
OPERATING EXPENSES:
Research and development	$13,116	$17,597	$43,542	$46,846
General and administrative	6,240	10,833	20,436	31,658
Total operating expenses	19,356	28,430	63,978	78,504
LOSS FROM OPERATIONS	(19,356)	(28,430)	(63,978)	(78,504)
OTHER INCOME (EXPENSE), NET:
Interest income	227	76	414	321
Change in fair value of warrant liabilities	36	—	(4,321)	—
Other expense	(8)	(64)	(194)	(242)
Total other income (expense), net	255	12	(4,101)	79
Net loss	$(19,101)	$(28,418)	$(68,079)	$(78,425)
Net loss attributable to common stockholders—basic and diluted	$(19,101)	$(28,418)	$(68,079)	$(78,425)
Net loss per share attributable to common stockholders—basic and diluted	$(0.40)	$(1.09)	$(2.02)	$(3.08)
Weighted-average common stock outstanding—basic and diluted	48,000,183	26,177,079	33,785,386	25,472,590

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Loss	$(19,101)	$(28,418)	$(68,079)	$(78,425)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	17	(69)	130	(142)
Other comprehensive gain (loss), net of tax	17	(69)	130	(142)
Comprehensive income (loss), net of tax	$(19,084)	$(28,487)	$(67,949)	$(78,567)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2021	22,493,661	$2	$242,780	$(160,731)	$(112)	$81,939
Issuance of common stock upon secondary public offering, net of issuance costs of $203	3,450,000	1	74,386	—	—	74,387
Exercise of options for common stock issued under Equity Incentive Plan	37,400	—	67	—	—	67
Exercise of options for common stock not yet issued	(465)	—	(1)	—	—	(1)
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	1,988	—	—	—	—	—
Exercise of warrants for common stock	27,855	—	69	—	—	69
Stock-based compensation expense	—	—	2,981	—	—	2,981
Net loss	—	—	—	(24,179)	—	(24,179)
Other comprehensive income (loss)	—	—	—	—	(42)	(42)
BALANCE, March 31, 2021	26,010,439	3	320,282	(184,910)	(154)	135,221
Secondary public offering issuance costs	—	—	35	—	—	35
Issuance of common stock for options exercised in prior periods under Equity Incentive Plan	465	—	1	—	—	1
Exercise of options for common stock issued under Equity Incentive Plan	82,668	—	341	—	—	341
Exercise of options for common stock not yet issued	(920)	—	(1)	—	—	(1)
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	37,884	—	—	—	—	—
Stock-based compensation expense	—	—	2,702	—	—	2,702
Net loss	—	—	—	(25,828)	—	(25,828)
Other comprehensive income (loss)	—	—	—		(31)	(31)
BALANCE, June 30, 2021	26,130,536	3	323,360	(210,738)	(185)	112,440
Secondary public offering issuance costs	—	—	—	—	—	—
Issuance of common stock for options exercised in prior periods under Equity Incentive Plan	920	—	1	—	—	1
Exercise of options for common stock issued under Equity Incentive Plan	70,368	—	103	—	—	103
Exercise of options for common stock not yet issued	(115)	—	(1)	—	—	(1)
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	12,690	—	—	—	—	—
Stock-based compensation expense	—	—	2,645	—	—	2,645
Net loss	—	—	—	(28,418)	—	(28,418)
Other comprehensive income (loss)	—	—	—	—	(69)	(69)
BALANCE, September 30, 2021	26,214,399	3	326,108	(239,156)	(254)	86,701

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2022	26,215,514	$3	$328,958	$(266,315)	$(107)	$62,539
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	21,417	—	—	—	—	—
Restricted Stock Units released for common stock not yet issued	(21,417)	—	—	—	—	—
Stock-based compensation expense	—	—	2,077	—	—	2,077
Issuance of options in-lieu of bonus	—	—	441	—	—	441
Net loss	—	—	—	(23,121)	—	(23,121)
Other comprehensive income (loss)	—	—	—	—	27	27
BALANCE, March 31, 2022	26,215,514	$3	$331,476	$(289,436)	$(80)	$41,963
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of issuance costs of $96	20,000,000	2	5,966	—	—	5,968
Exercise of pre-funded warrants for common stock	1,750,000	—	1,417	—	—	1,417
Exercise of pre-funded warrants for common stock not yet issued	(1,750,000)	—	—	—	—	—
Issuance of common stock for Restricted Stock released in prior periods under Equity Incentive Plan	21,417	—	—	—	—	—
Restricted Stock Units released for common issued under Equity Incentive Plan	16,593	—	—	—	—	—
Stock-based compensation expense	—	—	2,231	—	—	2,231
Net loss	—	—	—	(25,857)	—	(25,857)
Other comprehensive income (loss)	—	—	—	—	86	86
BALANCE, June 30, 2022	46,253,524	5	341,090	(315,293)	6	25,808
Issuance of common stock for pre-funded warrants exercised in prior periods	1,750,000	—	—	—	—	—
Exercise of options for common stock issued under Equity Incentive Plan	47,602	—	49	—	—	49
Restricted Stock Units released for common issued under Equity Incentive Plan	7,830	—	—	—	—	—
Stock-based compensation expense	—	—	2,856	—	—	2,856
Net loss	—	—	—	(19,101)	—	(19,101)
Other comprehensive income (loss)	—	—	—	—	17	17
BALANCE, September 30, 2022	48,058,956	$5	$343,995	$(334,394)	$23	$9,629

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(68,079)	$(78,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,164	8,328
Issuance of options in-lieu of bonus	441	—
Amortization of insurance premium	2,806	3,163
Amortization of operating lease right-of-use assets	328	308
Amortization of leasehold improvements	1	1
Change in operating lease liability	(327)	(299)
Change in fair value of warrant liability	4,321	—
Changes in operating assets and liabilities:
Financed insurance premium	(3,105)	(4,434)
Prepaid expenses	(262)	(1,107)
Accounts payable	(2,488)	8,530
Accrued expenses and other current liabilities	(3,000)	149
Net cash used in operating activities	(62,200)	(63,786)
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(36,911)	(109,119)
Proceeds from sale of available-for-sale securities	—	5,539
Proceeds from maturities of available-for-sale securities	56,986	104,206
Net cash provided by investing activities	20,075	626
FINANCING ACTIVITIES:
Proceeds from June Offering issuance of shares and pre-funded warrants	27,811	—
Proceeds from February Offering, net of cash issuance costs of $165	—	74,420
Proceeds from financed insurance premium	3,105	4,434
Repayments of short-term borrowings	(2,340)	(3,534)
Exercise of stock options for common stock under Equity Incentive Plan	49	512
Exercise of Warrants	—	69
Net cash provided by financing activities	28,625	75,901
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,500)	12,741
Cash and cash equivalents at beginning of period	53,888	57,466
Cash and cash equivalents at end of period	$40,388	$70,207
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Initial measurement of warrant liability	$21,835	$—
Conversion of warrant liability to equity for warrant exercises	$1,417	$—
Unrealized gain (loss) on marketable securities	$130	$(142)
Offering costs still in accrued expense	$8	$—

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and Business

Applied Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company developing a pipeline of novel product candidates against validated molecular targets in indications of high unmet medical need. In particular, the Company is currently targeting treatments for rare metabolic diseases such as Galactosemia, Sorbitol Dehydrogenase (“SORD”) deficiency, and diabetic complications including diabetic cardiomyopathy. The Company was incorporated in Delaware on January 20, 2016 and is headquartered in New York, New York.

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

On January 26, 2022, the Company entered into an equity distribution agreement (the “Cowen Equity Distribution Agreement) with Cowen and Company, LLC (“Cowen”), as a sales agent, to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. As of September 30, 2022, the Company has not sold any shares of common stock pursuant to the Cowen Equity Distribution Agreement.

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of September 30, 2022, results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

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

As reflected in the accompanying financial statements, the Company has a net loss of $68.1 million for the nine months ended September 30, 2022 and has an accumulated deficit of $334.4 million as of September 30, 2022. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. While we believe that our cash and cash equivalents and short-term investments of $47.4 million at September 30, 2022 will be sufficient to fund our operations through June 30, 2023, given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern within one year after the date this Quarterly Report on Form 10-Q is issued.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.

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

During the three and nine months ended September 30, 2022, the Company recorded $0 and $0 in research and development expenses, respectively; and $0.1 million and $0.2 million in general and administrative expense, respectively, related to the Columbia Agreements. During the three and nine months ended September 30, 2021, the

Company recorded $0 and $0, respectively, in research and development expense and $46,000 and $0.2 million, respectively, in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $2.6 million in expense from the execution of the Columbia Agreements through September 30, 2022.

As of September 30, 2022, the Company had $0.1 million due to Columbia University included in accrued expenses and $0 included in accounts payable. As of December 31, 2021, the Company had $12,000 due to Columbia University included in accrued expenses and $0.1 million included in accounts payable.

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

The Company and Columbia entered into an agreement terminating the 2019 Columbia Agreement (the “2022 Columbia Termination Agreement”) as of July 25, 2022. Under the terms of the 2022 Columbia Termination Agreement, the Company assigned certain regulatory documents regarding the preclinical PI3k inhibitor AT-104 to Columbia and granted Columbia a non-exclusive royalty free license (with rights to sublicense any future Columbia licensee) under certain know-how, technical information and data relating to AT-104 that was developed by the Company during the term of the 2019 Columbia Agreement.

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

During the three and nine months ended September 30, 2022 the company recorded $25,000 and $75,000, respectively, in research and development expense related to the Miami License Agreement.  During the three and nine months ended September 30, 2021 the Company recorded $0.2 million in research and development expense related to the 2020 Miami License Agreement. During the three and nine months ended September 30, 2022, the Company recorded $0 and $2,000, respectively, in general and administrative expense related to the 2020 Miami License Agreement. There were no general and administrative expense recorded during the three and nine months ended September 30, 2021. In aggregate, the Company has incurred $2.4 million in expense from execution of the 2020 Miami License Agreement through September 30, 2022.

The Company had $0.2 million and $0.3 million due to UM included in accrued expenses as of September 30, 2022 and December 31, 2021, respectively, relating to the 2020 Miami License Agreement.

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

2020 Miami Sponsored Research Agreement

On December 14, 2020, the Company entered into a research agreement with the University of Miami (the “2020 Miami Research Agreement”), under which the University of Miami will conduct a research study relating to SORD neuropathy and deliver a final report on the study to the Company. The term of the research agreement is from December 14, 2020 through December 30, 2021, and was extended through August 31, 2022, whereby the research study was completed. The total consideration for the 2020 Miami Research Agreement was $0.3 million.

During the three and nine months ended September 30, 2022, the Company recorded $0 and $0.1 million, respectively, in research and development expense in relation to the 2020 Miami Research Agreement. During the three and nine months ended September 30, 2021, the Company recorded $0.1 million and $0.2 million, respectively, in research and development expense in relation to the 2020 Miami Research Agreement. The Company had $0.1 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively, in accrued expense in relation to the 2020 Miami Research Agreement.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of September 30, 2022, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report.

	As of September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$7,880	$—	$—	$7,880
Money market funds	32,508	—	—	32,508
Total cash and cash equivalents	$40,388	$—	$—	$40,388
U.S. government agency debt securities	—	6,990	—	6,990
Total marketable securities	$—	$6,990	$—	$6,990
Total financial assets measured at fair value on a recurring basis	$40,388	$6,990	$—	$47,378
Warrant liabilities - Common Warrants	—	—	24,739	24,739
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$24,739	$24,739

Investments in U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period. During the period ended September 30, 2022, there were no transfers of financial assets between Level 1 and Level 2.

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

The Company uses a Black-Scholes option pricing model to estimate the fair value of the Common and Pre-Funded Warrants, which utilizes certain unobservable inputs and is therefore considered a Level 3 fair value measurement. Certain inputs used in this Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of the Company’s control, including a potential change in control outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the Company’s warrant liabilities, which could also result in material non-cash gains or losses being reported in the Company’s consolidated statement of operations.

The Common and Pre-Funded Warrants were initially valued and remeasured using a Black-Scholes option pricing model with a range of assumptions as follows:

Expected term (in years)	3.7
Volatility	91.53%
Risk-free interest rate	4.11%
Dividend yield	0.00%

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

	Warrant Liability
	Common Warrant	Pre-Funded Warrant
Balance as of January 1, 2022	$—	$—
Initial fair value of Warrant Liability	13,734	8,101
Warrants exercised	—	(1,417)
Change in fair value	3,331	990
Balance as of September 30, 2022	$17,065	$7,674

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

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of September 30, 2022				As of December 31, 2021
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
US government agency debt security	$6,967	$23	$—	$6,990	$27,042	$1	$(108)	$26,935
Total	$6,967	$23	$—	$6,990	$27,042	$1	$(108)	$26,935

As of September 30, 2022, the Company’s investment portfolio reported no unrealized loss. Based on its evaluations, the Company determined that a credit loss allowance is not required since the decline was not related to underlying credit issues of the counterparties. The counterparties to these investments have high credit quality with investment grade ratings of at least AA+ or above, along with a history of no defaults. No single investment in the portfolio had an individually material unrealized loss and in the aggregate. In addition, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. Accordingly, based on the foregoing evaluation, the Company did not record any credit losses during the nine months ended September 30, 2022. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Statements of Comprehensive Loss.

Contractual maturities of the Company’s marketable securities are summarized as follows:

	As of September 30, 2022				As of December 31, 2021
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$6,967	$23	$—	$6,990	$27,042	$1	$(108)	$26,935
Due in one through two years	—	—	—	—	—	—	—	—
Total	$6,967	$23	$—	$6,990	$27,042	$1	$(108)	$26,935

At September 30, 2022, the Company had $23,000 of gross unrealized gains and $0 of gross unrealized losses primarily due to fluctuations in the fair value of certain U.S. government agency debt securities.

During the three and nine months ended September 30, 2022, the Company recorded gross realized losses of $3,000 and $0.2 million, respectively, and no gross realized gains of from the sale of marketable securities.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2022 are as follows:

As of September 30, 2022
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2021 are as follows:

	As of December 31, 2021
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	$(108)	$17,696	$—	$—	$(108)	$17,696
Total	$(108)	$17,696	$—	$—	$(108)	$17,696

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Prepaid research and development expenses	$4,996	$4,483
Insurance premium asset	1,914	1,616
Prepaid rent expenses	86	117
Prepaid insurance expenses	89	105
Prepaid commercial and patient advocacy	167	254
Research and development tax credit receivable	252	502
Interest receivable	24	23
Other prepaid expenses and current assets	604	471
Total prepaid expenses & other current assets	$8,132	$7,571

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Accrued pre-clinical and clinical expenses	$8,836	$9,912
Short-term insurance financing note	1,554	789
Accrued professional fees	837	419
Accrued compensation and benefits	1,484	2,779
Accrued commercial expenses	849	1,394
Accrued patent expenses	314	279
Other	458	987
Total accrued expenses & other current liabilities	$14,332	$16,559

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

On August 2, 2022, the Board took action in accordance with its authority under the terms of the 2019 Plan to reset the per-share exercise price of all stock options previously granted under the 2019 Plan to $1.05 per share (the "Options Repricing"), which is equal to the closing price of a share of the Company’s common stock on August 1, 2022. The Options Repricing was deemed to be a Type I modification event under ASC 718, Compensation-Stock Compensation. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the Options Repricing, 1,797,517 vested and 1,380,917 unvested stock options outstanding as of August 2, 2022, with original exercise prices ranging from $1.22 to $49.60, were repriced. The Options Repricing resulted in incremental stock-based compensation expense of $1.4 million, of which $0.9 million related to vested stock option awards and was expensed on the repricing date, and $0.5 million of which related to unvested stock option awards and is being amortized on a ratable basis over the remaining weighted-average vesting period of those awards being approximately 2.4 years.

As of September 30, 2022, there were 1,331,659 shares of common stock available for issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$1,178	$642	$2,822	$1,974
General and administrative	1,678	2,003	4,342	6,354
Total stock-based compensation expense	$2,856	$2,645	$7,164	$8,328

Stock Option Activity

During the nine months ended September 30, 2022 the Company granted 767,913 options to shares of common stock. For the three and nine months ended September 30, 2022, amortization of stock compensation of options amounted to $2.5 million and $6.2 million, respectively, and for the three and nine months ended September 30, 2021, amortization of stock compensation of options amounted to $2.2 million and $7.0 million, respectively. As of September 30, 2022 and 2021, the total unrecognized stock-based compensation balance for unvested options was $9.9 million and $20.2 million, respectively, which is expected to be recognized over 2.3 years and 2.5 years, respectively. The weighted-average fair value per share of options granted during the nine months ended September 30, 2022 and 2021 was $1.79 and $10.01, respectively.

The following table summarizes the information about options outstanding at September 30, 2022:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2021	4,704,888	$13.29	7.7	$10,305
Options granted	767,913	2.80
Options exercised	(47,602)	1.04		21
Forfeited	(357,833)	20.93
Expired	(141,688)	31.65
Outstanding at September 30, 2022	4,925,678	$1.99	7.2	$—

Exercisable at September 30, 2022	3,711,517	$2.30	6.7	$—
Nonvested at September 30, 2022	1,214,161	$1.05	8.5	$—

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the nine months ended September 30, 2022 and 2021.

	Nine Months Ended
	September 30,
	2022	2021
Expected term (in years)	5.7	5.6
Volatility	75.83%	70.99%
Risk-free interest rate	2.13%	0.91%
Dividend yield	—%	—%

Restricted Stock Unit Activity

During the nine months ended September 30, 2022, the Company granted 305,600 RSUs to shares of common stock. For the three months ended September 30, 2022 and 2021, amortization of stock compensation of RSUs amounted to $0.4 million and $0.5 million, respectively. For the nine months ended September 30, 2022 and 2021, amortization of stock compensation of RSU’s amounted to $0.9 million and $1.3 million, respectively. As of September 30, 2022 and 2021, the unamortized compensation costs associated with non-vested restricted stock awards were $3.9 million and $5.1 million, respectively, with a weighted-average remaining amortization period of 3.1 and 2.9 years, respectively.

The following table summarizes the information about restricted stock units outstanding at September 30, 2022:

		Weighted-Average
		Grant Date	Aggregate
(in thousands, except for share data)	Shares	Fair Value	Intrinsic Value
Outstanding at December 31, 2021	469,485	$18.05	$4,202
Awarded	305,600	3.78
Released	(45,840)	25.57
Forfeited	(196,131)	18.36
Outstanding at September 30, 2022	533,114	$9.10	$496
Nonvested at September 30, 2022	528,712	$9.06	$492

Weighted Average Remaining Recognition Period (in years)	3.1

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of September 30, 2022, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of September 30, 2022, and December 31, 2021, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

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

Cowen Equity Distribution Agreement

On January 26, 2022, the Company entered into the Cowen Equity Distribution Agreement to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. As of September 30, 2022, the Company has not sold any shares of common stock pursuant to the Cowen Equity Distribution Agreement.

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

The fair value of warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions for the 2017 Warrants.

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

As of September 30, 2022, the Company had 8,250,000 Pre-Funded Warrants outstanding with a weighted average exercise price of $0.0001 per share and an average contractual life of 5 years. As of September 30, 2022, the Company had 30,000,000 Common Warrants outstanding with a weighted average exercise price of $1.00 per share and an average contractual life of 5 years.

The Common Warrants were accounted for as liabilities under ASC 815-40, as these warrants provide for a settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. These warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations. The Pre-Funded Warrants were recorded at fair value as a liability as the Company could be required to settle the Pre-Funded Warrants in cash in the event of an acquisition of the Company under certain circumstances.

The fair value of the Common and Pre-Funded Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	3.7
Volatility	91.53%
Risk-free interest rate	4.11%
Dividend yield	0.00%

A summary of the Company’s outstanding common stock warrants as of September 30, 2022 is as follows:

Warrants
Outstanding as of December 31, 2021	125,618
Warrants granted and issued	40,000,000
Warrants exercised	(1,750,000)
Warrants exchanged	—
Outstanding as of September 30, 2022	38,375,618

10. LEASES

The following table summarizes the Company’s lease related costs for the nine months ended September 30, 2022 and 2021:

		Operating (in thousands)
Lease Cost	Statement of Operations Location	2022	2021
Operating Lease Cost	General and administrative	$126	$126
Total Lease Cost		$126	$126

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Nine Months Ended
	September 30,	September 30,
Other Information	2022	2021
Weighted-average remaining lease term
Operating leases	2.1 years	3.0 years
Weighted-average discount rate
Operating leases	5.69%	5.69%

The following table summarizes the maturities of lease liabilities as of September 30, 2022:

Operating
Year	(in thousands)
2022	$128
2023	515
2024	426
Thereafter	—
Total lease payments	1,069
Less: interest	63
Total lease liabilities	$1,006

11. INCOME TAXES

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide certain relief as a result of the Covid-19 pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits. The CARES Act did not have a material impact on our financial statements for the three and nine months ended September 30, 2022. The Company continues to monitor any effects that may result from the CARES Act.

During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made approximately $0.4 million and $0.2 million in matching contributions to the plan during the nine months ended September 30, 2022 and 2021, respectively.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three and nine months ended September 30, 2022 and 2021, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
(in thousands, except for share data)	2022	2021
Numerator:
Net loss	$(19,101)	$(28,418)
Denominator:
Weighted-average common stock outstanding	48,000,183	26,177,079
Net loss per share attributable to common stockholders - basic and diluted	$(0.40)	$(1.09)

	Nine Months Ended
	September 30,
	2022	2021
Numerator:
Net loss	$(68,079)	$(78,425)
Denominator:
Weighted-average common stock outstanding	33,785,386	25,472,590
Net loss per share attributable to common stockholders - basic and diluted	$(2.02)	$(3.08)

The Company’s potentially dilutive securities, which include restricted stock units, stock options, and warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding for the nine months ended September 30, 2022 and 2021, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of
	September 30,
	2022	2021
Options to purchase common stock	4,925,678	4,542,353
Restricted stock units	533,114	222,693
Warrants to purchase common stock	38,375,618	125,618

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three and nine months ended September 30, 2022, the Company made payments to Alexandria LaunchLabs of approximately $23,000, and $70,000, respectively, and during the three and nine months ended September 30, 2021, the Company made the same payments of approximately $23,000 and $70,000 respectively, under the LaunchLabs Agreement, which was recognized in research and development expenses. As of September 30, 2022, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement.

15. SUBSEQUENT EVENTS

On October 26, 2022, at a Special Meeting of Stockholders (the “Special Meeting”), the stockholders of Applied Therapeutics, Inc. (the “Company”) approved an amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of the Company’s common stock authorized for issuance from 100,000,000 shares to 200,000,000 shares (the “Authorized Shares Increase Proposal”). The Amendment became effective upon the Company’s filing of a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware on October 26, 2022.

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

AT-007 is a novel central nervous system, or CNS, penetrant ARI that we are developing for the treatment of rare metabolic diseases, including Galactosemia and Sorbitol Dehydrogenase (SORD) Deficiency. Galactosemia is a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of Galactosemia and in June 2021, the FDA granted Fast Track Designation to AT-007 for the treatment of Galactosemia. We have completed an adult study in healthy volunteers and Galactosemia patients, demonstrating that AT-007 is safe and well tolerated, and significantly reduces plasma galactitol levels vs. placebo. Galactitol is a toxic metabolite of galactose, which is formed in Galactosemia patients by aberrant activity of aldose reductase when galactose is present at high levels. A pediatric study is underway in children with Galactosemia, assessing the impact of AT-007 vs. placebo on safety, biomarker reduction of galactitol, and long-term functional outcomes. On April 13, 2021, we presented data featuring a cross-sectional analysis of nineteen pediatric patients with Classic Galactosemia, providing meaningful insight on the progressive worsening of the central nervous system phenotype with age. On October 18, 2021, we reported biomarker data from the pediatric ACTION-Galactosemia Kids study. The results demonstrate a substantial reduction in plasma galactitol of approximately 40%, which was statistically significant (p<0.001) vs. placebo. We previously reported a baseline analysis of the 47 children enrolled in the study which demonstrated a clear correlation between baseline galactitol levels and baseline clinical functional outcomes. The long-term functional outcomes portion of the pediatric study is ongoing, and the outcomes are assessed every 6 months by a fire-walled data monitoring committee (DMC). When the study reaches statistical significance in the active treated arm vs. the placebo arm, the DMC will alert the Company and the trial will be unblinded. Statistical modelling suggests that this should occur at approximately the 18-month outcome assessment, based on currently available predictive information. In April 2022, the Company met with the FDA to discuss the design of the ongoing pediatric study prior to the first 6-month outcomes assessment by the DMC. The FDA confirmed that the pediatric study as it is currently designed would support an NDA submission if statistical significance is reached, and there is alignment between the FDA and the Company on the potential path forward to approval. The 12-month clinical outcomes were assessed by the fire-walled DMC, and as expected the data did not yet reach statistical significance, but demonstrated a trend in clinical outcomes favoring AT-007 vs. placebo. A safety analysis showed that AT-007 continued to be safe and well tolerated. The Company is exploring a potential submission for conditional approval based on existing data with the European Medicines Agency (EMA).

AT-007 is also being studied in a rare disease caused by deficiency in the enzyme Sorbitol Dehydrogenase. Aldose Reductase is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by Sorbitol Dehydrogenase, which converts sorbitol to fructose. Patients with SORD deficiency accumulate very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which results in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in drosophila and cell models of SORD deficiency demonstrated that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. Preclinical studies on AT-007 have demonstrated significant reduction in sorbitol levels in fibroblasts from SORD deficient patients. Treatment with AT-007 in the drosophila model of SORD prevented the disease phenotype and protected from neuronal degeneration. On October 25, 2021, we reported data from a pilot open-label study in 8 SORD Deficiency patients. AT-007 reduced blood sorbitol levels by approximately 66% from baseline through 30 days of treatment. AT-007 was safe and well tolerated in all treated patients. In December 2021, we initiated a Phase 2/3 registrational study in patients with SORD Deficiency, which is ongoing at multiple clinical sites in the US and Europe. We are in the process of discussing regulatory requirements for approval in SORD deficiency and plan to advance AT-007 towards registration for this indication.

We also plan to initiate a clinical development program on AT-007 in another pediatric rare disease, called PMM2-CDG. PMM2-CDG is a glycosylation disorder caused by deficiencies in the enzyme phosphomannomutase 2, which leads to CNS symptoms similar to galactosemia, including low IQ, tremor, and speech and motor problems. Aldose Reductase is over-activated in this disease as a compensatory consequence of PMM2 deficiency, and a CNS penetrant ARI may be a compelling clinical option. Initial data in fibroblast cell lines derived from PMM2-CDG patients demonstrates that AT-007 treatment increases phosphomannomutase 2 activity. A young child with PMM2-CDG is being treated in a single-patient investigator initiated trial with AT-007 at the University of North Carolina School of Medicine. Data has been presented at medical conferences in 2022 supporting a favorable treatment effect of AT-007 on biomarkers and organ function in this patient. The FDA has granted pediatric rare disease designation and orphan designation for AT-007 in PMM2-CDG.

AT-001 is a novel ARI with broad systemic exposure and peripheral nerve permeability that we are developing for the treatment of diabetic cardiomyopathy, or DbCM, a fatal fibrosis of the heart, for which no treatments are available. We completed a Phase 1/2 clinical trial evaluating AT-001 in approximately 120 patients with type 2 diabetes, in which no drug-related adverse effects or tolerability issues were observed. In September 2019, we announced the initiation of a Phase 3 registrational trial of AT-001 in DbCM. The study, called ARISE-HF, is designed to evaluate AT-001’s ability to improve or prevent the decline of functional capacity in patients with DbCM at high risk of progression to overt heart failure. Although we did experience enrollment delays in 2020 associated with the Covid-19 pandemic, modifications were made to the trial to include additional sites and geographies to address Covid-19-related issues. The trial is now fully enrolled with 675 patients.

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

AT-104 is a preclinical dual selective PI3K inhibitor. Due to recent regulatory changes impacting development of the PI3K inhibitor class of compounds, the company has discontinued its early stage preclinical PI3K program and further development of AT-104. The compound and all rights associated with the technology were returned to Columbia University.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $68.1 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $334.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of September 30, 2022, we had cash and cash equivalents and short-term investments of $47.4 million.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Product pipeline research and development expenses
AT-001	$5,058	$4,925	$16,926	$17,614
AT-007	5,326	10,547	18,383	22,985
Personnel-related expenses	1,416	1,368	4,931	3,730
Stock-based compensation	1,178	642	2,822	1,974
Other expenses	138	115	480	543
Total research and development expenses	$13,116	$17,597	$43,542	$46,846

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

Results of Operations

Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	(Unaudited)
	Three Months Ended
	September 30,
(in thousands)	2022	2021
Operating expenses:
Research and development	$13,116	$17,597
General and administrative	6,240	10,833
Total operating expenses	19,356	28,430
Loss from operations	(19,356)	(28,430)
Other income (expense), net:
Interest income (expense), net	227	76
Change in fair value of warrant liabilities	36	—
Other income (expense)	(8)	(64)
Other income (expense), net	255	12
Net loss	$(19,101)	$(28,418)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
(in thousands)	2022	2021	Increase/(Decrease)
Clinical and pre-clinical	$10,035	$11,778	$(1,743)
Drug manufacturing and formulation	236	3,172	(2,936)
Personnel expenses	1,416	1,368	48
Stock-based compensation	1,178	642	536
Regulatory and other	251	637	(386)
Total research and development expenses	$13,116	$17,597	$(4,481)

Research and development expenses for the three months ended September 30, 2022 were $13.1 million, compared to $17.6 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, the decrease of $4.5 million was primarily related to:

●	a decrease in clinical and pre-clinical expense of $1.7 million, primarily due to reduced clinical trial spend on the AT-007 ACTION-Galactosemia Kids pediatric registrational study and AT-007 ACTION-Galactosemia long-term extension adult study;
●	a decrease in drug manufacturing and formulation costs of $2.9 million primarily related to the completion and release of AT-007 drug product batches and purchase of raw materials in the three months ended September 30, 2021;

●	an increase in personnel expenses of $48,000 due to the increase in headcount in support of our clinical program pipeline;
●	an increase in stock-based compensation of $0.5 million due to new stock option and restricted stock grants and due to the incremental stock-based compensation expense recognized as a result of the Options Repricing; and
●	a decrease in regulatory and other expenses of $0.4 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
(in thousands)	2022	2021	Increase/(Decrease)
Legal and professional fees	$1,341	$1,511	$(170)
Commercial expenses	315	3,111	(2,796)
Personnel expenses	1,157	1,653	(496)
Stock-based compensation	1,678	2,003	(325)
Insurance expenses	810	1,152	(342)
Other expenses	939	1,403	(464)
Total general and administrative expenses	$6,240	$10,833	$(4,593)

General and administrative expenses were $6.2 million for the three months ended September 30, 2022, compared to $10.8 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, the decrease of $4.6 million was primarily related to:

●	a decrease in legal and professional fees of $0.2 million due to lower external legal fees;
●	a decrease in commercial expenses of $2.8 million related to a decrease in spend for commercial operations;
●	a decrease in personnel expenses of $0.5 million related to a decrease in headcount;
●	a decrease in stock-based compensation of $0.3 million relating to options being forfeited during the current period as well as decrease in headcount;
●	a decrease in insurance expenses of $0.3 million related to decreased insurance costs; and
●	a decrease in other expenses of $0.5 million relating to decreased costs of other office expenses.

Interest Income, Net

Interest income was $0.2 million for the three months ended September 30, 2022, as compared to $0.1 million for the three months ended September 30, 2021. Interest income is derived from our marketable securities and increased due to higher interest rates in the current period.

Change in Fair Value of Warrant Liabilities

The change in the fair value of our warrant liabilities for the three months ended September 30, 2022 resulted in a $36,000 gain recognized in the period primarily due to changes in our common share price. There were no warrant liabilities for the three months ended September 30, 2021.

Other Income (Expense)

Other expense was $8,000 for the three months ended September 30, 2022, compared to $0.1 million for the three months ended September 30, 2021. Other expense was primarily related to the realized loss of $8,000 related to the sale and or maturities of marketable securities during the three months ended September 30, 2022, compared to a realized loss of $0.1 million on the sale and or maturities of marketable securities during the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Operating expenses:
Research and development	$43,542	$46,846
General and administrative	20,436	31,658
Total operating expenses	63,978	78,504
Loss from operations	(63,978)	(78,504)
Other income (expense), net:
Interest income (expense), net	414	321
Change in fair value of warrant liabilities	(4,321)	—
Other income (expense)	(194)	(242)
Other income (expense), net	(4,101)	79
Net loss	$(68,079)	$(78,425)

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021	Increase/(Decrease)
Clinical and pre-clinical	$33,965	$28,404	$5,561
Drug manufacturing and formulation	603	11,308	(10,705)
Personnel expenses	4,931	3,730	1,201
Stock-based compensation	2,822	1,974	848
Regulatory and other	1,221	1,430	(209)
Total research and development expenses	$43,542	$46,846	$(3,304)

Research and development expenses for the nine months ended September 30, 2022 were $43.5 million, compared to $46.8 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the decrease of $3.3 million was primarily related to:

●	a decrease in drug manufacturing and formulation costs of $10.7 million primarily related to the completion and release of AT-001 and AT-007 drug product batches in the nine months ended September 30, 2021;

●	a decrease in regulatory and other expenses of $0.2 mllion;
●	an increase in clinical and pre-clinical expense of $5.6 million, primarily related to the progression of the SORD Phase 2/3 registrational study, progression of the AT-007 ACTION-Galactosemia long-term extension adult study, and progression of the AT-007 ACTION-Galactosemia Kids pediatric registrational study;
●	an increase in personnel expenses of $1.2 million due to the increase in headcount in support of our clinical program pipeline; and
●	an increase in stock-based compensation of $0.8 million due to new stock option and restricted stock grants and due to the incremental stock-based compensation expense recognized as of the Options Repricing.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021	Increase/(Decrease)
Legal and professional fees	$4,319	$5,108	$(789)
Commercial expenses	1,845	7,738	(5,893)
Personnel expenses	4,219	4,922	(703)
Stock-based compensation	4,342	6,354	(2,012)
Insurance expenses	2,881	3,246	(365)
Other expenses	2,830	4,290	(1,460)
Total general and administrative expenses	$20,436	$31,658	$(11,222)

General and administrative expenses were $20.4 million for the nine months ended September 30, 2022, compared to $31.7 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the decrease of $11.2 million was primarily related to:

●	a decrease in legal and professional fees of $0.8 million due to lower external legal fees;
●	a decrease in commercial expenses of $5.9 million related to a decrease in spend relating to commercial operations;
●	a decrease in stock-based compensation of $2.0 million relating to options being forfeited during the current period;
●	a decrease in personnel expenses of $0.7 million related to an decrease in headcount;
●	a decrease in insurance expenses of $0.4 million related to decreased insurance costs; and
●	a decrease in other expenses of $1.5 million relating to decreased costs of other office expenses.

Interest Income, Net

Interest income was $0.4 million for the nine months ended September 30, 2022, as compared to $0.3 million for the nine months ended September 30, 2021. The increase of $0.1 million in interest income period over period is due to rising interest rates during 2022. Interest income is derived from our marketable securities and the increase of $0.1 million was due to higher interest rates when compared to the prior period.

Change in Fair Value of Warrant Liabilities

The change in the fair value of our warrant liabilities for the nine months ended September 30, 2022 resulted in a $4.3 million expense recognized in the period. There were no warrant liabilities for the nine months ended September 30, 2021.

Other Income (Expense)

Other expense was $0.2 million for the nine months ended September 30, 2022, compared to other expense of $0.2 for the nine months ended September 30, 2021. Other expense remained relatively consistent period over period, and primarily related to the realized loss of $0.2 million related to the sale and or maturities of marketable securities during 2022. During the nine months ended September 30, 2021, there was a net realized loss of $0.2 million related to the sale and or maturities of marketable securities.

Liquidity and Capital Resources

Since our inception through September 30, 2022, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. While we believe that our cash and cash equivalents of $47.4 million at September 30, 2022 will be sufficient to fund our operations through June 30, 2023, given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(62,200)	$(63,786)
Net cash provided by/(used in) investing activities	20,075	626
Net cash provided by financing activities	28,625	75,901
Net increase (decrease) in cash and cash equivalents	$(13,500)	$12,741

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022, was $62.2 million primarily due to our net losses of $68.1 million, a decrease in operating lease liability of $0.3 million, a decrease in accounts payable of $2.5 million, a decrease of $3.0 million in accrued expense, a $0.3 million decrease in prepaid expenses, and a decrease of $3.1 million in financed insurance premium. This is partially offset by increases of $7.2 million in non-cash stock-based compensation expense, $0.4 million in options issued in lieu of bonus, $2.8 million of amortization of insurance premium, a $4.3 million increase in change in fair value of warrant liabilities, and $0.3 million in amortization of operating lease right-of-use assets.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was $20.1 million relating to our purchase of available-for-sale securities for $36.9 million, offset by the proceeds from the maturities of available-for-sale securities of $57.0 million.

Net cash provided by investing activities for the nine months ended September 30, 2021 was $0.6 million relating to our purchase of available-for-sale securities for $109.1 million, offset by the proceeds from the sale and maturities of available-for-sale securities of $5.5 million and $104.2 million, respectively.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $28.6 million, primarily from the proceeds from the issuance of shares and Pre-Funded Warrants of $27.8 million as part of the June Offering, proceeds from financed insurance premium of $3.1 million, offset by repayment of short-term borrowings of $2.3 million and exercise of stock options for common stock under the Equity Incentive Plan of $49,000.

In June 2020, we entered into the Goldman Equity Distribution Agreement to sell shares of our common stock, from time to time, having an aggregate offering price of up to $100 million. The Goldman Equity Distribution Agreement was terminated as of January 24, 2022.

On January 26, 2022, the Company entered into the Cowen Equity Distribution Agreement to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. As of September 30, 2022, the Company has not sold any shares of common stock pursuant to the Cowen Equity Distribution Agreement.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2022:

	Payments Due By Period
		Less Than			More Than
(in thousands)	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
Operating lease commitments(1)	$1,069	$515	$554	$—	$—
Total	$1,069	$515	$554	$—	$—
(1)	Represents future minimum lease payments under our operating leases for office space.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, cash equivalents and short-term investments of $47.4 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

The securities in our investment portfolio are not leveraged and are classified as available-for-sale. These available-for-sale securities are short-term in nature and subject to minimal interest rate risk. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. A change of 50 to 100 basis points would result in a change of $2,000 to $4,000, respectively, on the value of our investment portfolio.

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

As of September 30, 2022, we had cash and cash equivalents of $47.4 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. A change of 50 to 100 basis points would result in a change of $0.5 million to $0.5 million, respectively, on the value of our portfolio.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate gain or loss during the nine months ended September 30, 2022. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2022, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

The following is a summary of the risk factors included in this Item 1A and is qualified entirely by the disclosure included in the rest of this Item 1A:

Risks Related to Our Financial Position and Capital Needs

●	We have incurred and expect to continue to incur substantial operating losses and our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
●	Our operating history makes evaluating our business and future viability more difficult.
●	We will require substantial additional funding to finance our operations, and may suffer consequences to our development programs upon failure to do so.
●	Raising additional capital may cause adverse effects.

Risks Related to the Development and Commercialization of Our Product Candidates

●	Our success is substantially dependent on the successful clinical development, regulatory approval and commercialization of our product candidates and may be adversely affected upon failure to do so.
●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and our results may not be sufficient for the necessary regulatory approvals.

●	Clinical drug development involves a lengthy and expensive process and the development of additional product candidates is risky and uncertain.
●	We may be unable to obtain/maintain or receive the benefits of regulatory approval, rare pediatric disease designation/exclusivity, accelerated registration pathways, breakthrough therapy designations or fast track designations for our product candidates, as applicable.
●	Clinical trials are expensive, time consuming and subject to factors outside our control.
●	Our product candidates may cause undesirable side effects, affecting regulatory approval, commercial potential or result in significant negative consequences following any potential marketing approval.
●	Interim, “top line” and preliminary data from our clinical trials may be subject to change.
●	The market opportunities for our product candidates may be smaller than we believe or approval we obtain may narrow our patient population.
●	We may face substantial competition.
●	We may face risks related to strategic collaborations to develop our product candidates
●	Our product candidates may fail to achieve market acceptance necessary for commercial success.
●	We may face risks related to any potential international operations.
●	We may be adversely affected by product liability lawsuits.
●	Our insurance policies may be inadequate and potentially expose us to unrecoverable risks.

Risks Related to Regulatory Compliance

●	We are subject to healthcare laws and regulations, which carry substantial penalties for noncompliance.
●	Coverage and adequate reimbursement may not be available for our product candidates.
●	Healthcare reform measures may have a negative impact on our business and results of operations.

Risks Related to Our Dependence on Third Parties

●	Third-parties may conduct our preclinical studies and clinical trials in an unsatisfactory manner.
●	We intend to rely on third parties to produce supplies of our product candidates.
●	We and our third-party affiliates are subject to environmental, health and safety laws and regulations.

Risks Related to Our Intellectual Property

●	Breaches of our license agreements may result in the adverse effects to our ability to continue the development and commercialization of our product candidates.
●	Insufficient patent protection could allow our competitors to develop and commercialize products and technology similar or identical to ours.
●	Obtaining and maintaining our patent rights is expensive, complicated and labor intensive and patent terms may be inadequate to protect our competitive position on our product candidates.
●	We may be subject to claims alleging violations of intellectual property rights.
●	Changes in patent law could impair our ability to protect our product candidates.
●	We may be unable to protect our intellectual property rights.
●	Intellectual property rights do not necessarily address all potential threats to our business.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

●	We are highly dependent on the services of our current executive officers.
●	We may experience difficulties resulting from the expansion of our organization.
●	We may be subject to security breaches in our information technology systems.
●	Our employees and the third-parties we deal with may engage in misconduct or improper activities.
●	Our business may be adversely affected by the coronavirus outbreak.

Risks Related to Ownership of Our Common Stock

●	The market price of our common stock is volatile and has fluctuated substantially.
●	Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
●	We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
●	Failure to regain compliance with the continued listing requirements of Nasdaq could result in our common stock being delisted and the price of our common stock could be negatively impacted.

General Risk Factors

●	We may be affected by unfavorable research or reports.
●	We may use our cash and cash equivalents ineffectively or in ways with which you do not agree.
●	We are subject to risks as an “emerging growth company” and a public company.
●	We may avail ourselves of defensive and forum selection provisions in our governing documents and under Delaware law.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $105.6 million and $94.0 million for the years ended December 31, 2021 and 2020, respectively and $68.1 million and $78.4 million for the nine months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $334.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

The report of our independent registered public accounting firm on our Financial Statements for the year ended December 31, 2021 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. While we believe that our cash and cash equivalents and investments of $47.4 million at September 30, 2022 will be sufficient to fund our operations through June 30, 2023, given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms.

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

As of September 30, 2022, our cash, cash equivalents and marketable securities was $47.4 million. Based on our current operating and research and development plans, we do not believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2022 will be sufficient to fund our projected operations through at least the next 12 months from the date the financial statements were issued. We will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of September 30, 2022 and December 31, 2021.

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

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to executive, judicial and Congressional challenges. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, then-President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA-qualified health plans and health insurance issuers under the PPACA adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate was a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA were invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the lower court decision, which was then appealed to the U.S. Supreme Court. The U.S. Supreme Court heard arguments in the case in November 2020 and issued its decision in June 2021, ruling that the plaintiffs lacked the standing to challenge the individual mandate provision. In so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the PPACA in its entirety. Another case challenging the PPACA’s requirement that insurers cover certain preventative services is currently pending before the same U.S. District Court Judge in the Northern District of Texas who ruled against the individual mandate in 2018. In September 2022, the judge held that certain preventative services violated the U.S. Constitution and set a schedule for additional briefing that will expand into January 2023. It is unclear how this or any potential future litigation and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement may have on our business and the potential profitability of our product candidates.

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

As of September 30, 2022, we had 26 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based upon shares of our common stock outstanding as of September 30, 2022, and after giving effect to the February Offering and the June Offering, our executive officers, directors, and stockholders who owned more than 10% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 44.4% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2022, we had outstanding 48,058,956 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the future.

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

If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On November 3, 2022, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, we have an initial period of 180 calendar days, or until May 2, 2023, to regain compliance with the minimum bid price rule. If at any time before May 2, 2023 the bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Nasdaq Listing Qualifications Department staff will provide written notification to us that we are in compliance with the minimum bid price rule, unless the staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.  If we do not regain compliance with the minimum bid price rule by May 2, 2023, we may be eligible for an additional 180 calendar day compliance period.  We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the minimum bid price rule.

There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the minimum bid price rule in the long term. Any potential delisting of our common stock from the Nasdaq Global Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Global Market would also make it more difficult for our stockholders to sell our common stock in the public market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 3, 2022, Applied Therapeutics, Inc. (the “Company”) received written notification (the “Notice”) from the Nasdaq Stock Market (“Nasdaq”) that, because the closing bid price for the Company’s common stock has fallen below $1.00 per share for 30 consecutive business days, the Company no longer complies with the minimum bid price requirement for continued listing on the Nasdaq Global Market, pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”).  The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Global Market.  Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial compliance period of 180 calendar days, or until May 2, 2023, to regain compliance with the Bid Price Requirement.  To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to May 2, 2023.

If the Company does not regain compliance by May 2, 2023, the Company may be eligible for an additional 180 calendar day grace period if it transfers the listing of its common stock to the Nasdaq Capital Market.

The Company intends to monitor the closing bid price of its common stock and consider available options to regain compliance with the Bid Price Requirement, but no decisions about a response have been made at this time.  There can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement or will otherwise remain in compliance with other Nasdaq listing criteria.

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

APPLIED THERAPEUTICS, INC.

Date: November 9, 2022	By:	/s/ Shoshana Shendelman, Ph.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Chids Mahadevan
Chids Mahadevan
Senior Vice President of Finance
(Interim Principal Financial Officer)