Form 10-K
period 2022-12-31
Applied Therapeutics Inc.
filed 2023-03-23
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, as reported on The Nasdaq Global Market, was approximately $27,814,183. This calculation excludes approximately 18,677,687 shares held by directors, executive officers and 10% or greater shareholders of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.

As of March 22, 2023, the total number of shares outstanding of the registrant’s Common Stock was 48,113,561 shares, net of treasury shares.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for the registrant’s 2023 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

APPLIED THERAPEUTICS, INC.

2022 FORM 10-K ANNUAL REPORT

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

AT-007 is a novel central nervous system, or CNS, penetrant ARI that we are developing for the treatment of rare metabolic diseases, including Galactosemia and Sorbitol Dehydrogenase (SORD) Deficiency. Galactosemia is a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of Galactosemia and in June 2021, the FDA granted Fast Track Designation to AT-007 for the treatment of Galactosemia. We have completed an adult study in healthy volunteers and Galactosemia patients, demonstrating that AT-007 is safe and well tolerated, and significantly reduces plasma galactitol levels vs. placebo. Galactitol is a toxic metabolite of galactose, which is formed in Galactosemia patients by aberrant activity of AR when galactose is present at high levels. A pediatric study is underway in children with Galactosemia, assessing the impact of AT-007 vs. placebo on safety, biomarker reduction of galactitol, and long-term functional outcomes. On April 13, 2021, we presented data featuring a cross-sectional analysis of nineteen pediatric patients with Classic Galactosemia, providing meaningful insight on the progressive worsening of the central nervous system phenotype with age. On October 18, 2021, we reported biomarker data from the pediatric ACTION-Galactosemia Kids study. The results demonstrate a substantial reduction in plasma galactitol of approximately 40%, which was statistically significant (p<0.001) vs. placebo. We previously reported a baseline analysis of the 47 children enrolled in the study which demonstrated a clear correlation between baseline galactitol levels and baseline clinical functional outcomes. The long-term functional outcomes portion of the pediatric study is ongoing, and the outcomes are assessed every 6 months by a fire-walled data monitoring committee (DMC). When the study reaches statistical significance in the active treated arm vs. the placebo arm, the DMC will alert the Company and the trial will be unblinded. Statistical modelling suggests that this should occur at approximately the 18-month outcome assessment, based on currently available predictive information. In April 2022, the Company met with the FDA to discuss the design of the ongoing pediatric study prior to the first 6-month outcomes assessment by the DMC. The FDA confirmed that the pediatric study as it is currently designed would support an NDA submission if statistical significance is reached, and there is alignment between the FDA and the Company on the potential path forward to approval. The 12-month clinical outcomes were assessed by the fire-walled DMC, and as expected the data did not yet reach statistical significance, but demonstrated a trend in clinical outcomes favoring AT-007 vs. placebo. A safety analysis showed that AT-007 continued to be safe and well tolerated. The Company is exploring a potential submission for conditional approval based on existing data with the European Medicines Agency (EMA).

AT-007 is also being studied in a rare disease caused by deficiency in the enzyme Sorbitol Dehydrogenase, called SORD Deficiency. AR is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by Sorbitol Dehydrogenase, which converts sorbitol to fructose. Patients with SORD Deficiency accumulate very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which results in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in drosophila and cell models of SORD Deficiency demonstrated that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. Preclinical studies on AT-007 have demonstrated significant reduction in sorbitol levels in fibroblasts from SORD deficient patients. Treatment with AT-007 in the drosophila model of SORD prevented the disease phenotype and protected from neuronal degeneration. On October 25, 2021, we reported data from a pilot open-label study in 8 SORD Deficiency patients. AT-007 reduced blood sorbitol levels by approximately 66% from baseline through 30 days of treatment. AT-007 was safe and well tolerated in all treated patients. In December 2021, we initiated a Phase 2/3 registrational study in patients with SORD Deficiency, which is ongoing at multiple clinical sites in the US and Europe. On February 16, 2023, we announced that in a pre-specified interim analysis of the ongoing Phase 3 INSPIRE trial, AT-007 reduced sorbitol levels by a mean of approximately 52% (or approximately 16,000ng/ml) over 90 days of treatment (p<0.001 vs. placebo) in patients with SORD Deficiency. At baseline, the mean blood sorbitol level of SORD patients included in this interim analysis was approximately 29,000ng/ml, with a range of approximately 22,000ng/ml-38,000ng/ml. In the INSPIRE trial, a baseline cross-sectional analysis of the relationship between sorbitol level, age (or duration of disease) and clinical outcome measures demonstrated a statistically significant correlation between sorbitol level and key clinical outcome measures, including 10-meter-walk/run speed, 4-stair climb speed, and sit-to-stand test (p<0.05). The Company is working with the FDA to determine the appropriate regulatory path forward, as well as data required for an NDA submission, to advance AT-007 towards registration for this indication. The INSPIRE study will continue in blinded format to the 12-month interim clinical outcomes assessment. If the primary clinical outcome measure (10-meter-walk/run) reaches statistical significance at 12 months, the study will be completed and unblinded. If not, the study will continue in blinded format to 24 months, where clinical outcomes will be assessed again in a final statistical analysis. AT-007 continues to be safe and well tolerated to date.

We also plan to initiate a clinical development program on AT-007 in another pediatric rare disease, called PMM2-CDG. PMM2-CDG is a glycosylation disorder caused by deficiencies in the enzyme phosphomannomutase 2, which leads to CNS symptoms similar to Galactosemia, including low IQ, tremor, and speech and motor problems. AR is over-activated in this disease as a compensatory consequence of PMM2 deficiency, and a CNS penetrant ARI may be a compelling clinical option. Initial data in fibroblast cell lines derived from PMM2-CDG patients demonstrates that AT-007 treatment increases phosphomannomutase 2 activity. A young child with PMM2-CDG is being treated in a single-patient investigator initiated trial with AT-007 at the University of North Carolina School of Medicine. Data has been presented at medical conferences in 2022 supporting a favorable treatment effect of AT-007 on biomarkers and organ function in this patient. The FDA has granted pediatric rare disease designation and orphan designation for AT-007 in PMM2-CDG.

In January 2023 we announced a partnership with Advanz Pharma for commercialization of AT-007 (govorestat) in Europe, and entered into an Exclusive License and Supply Agreement with Advanz Pharma (the Advanz Agreement). Advanz Pharma is a pharmaceutical company with a strategic focus on commercialization of specialty, hospital, and rare disease medicines in Europe. Under the terms of the Advanz Agreement, Advanz Pharma receives exclusive commercial rights in the European Economic Area, Switzerland, and the UK for AT-007 in Galactosemia and SORD Deficiency, with certain rights to future indications for AT-007 in Europe. We will receive certain near-term development milestone payments upon clinical trial completion and marketing authorization in Europe as well as commercial sales milestones, which in the aggregate amount to over €130 million, including €10 million upfront, which was paid upon signing. We will also receive royalties on any future net sales of AT-007 in Europe of 20%. We will continue to be responsible for the development, manufacturing and supply of AT-007, and Advanz Pharma will be responsible for packaging, distribution and commercialization in Europe.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $82.5 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $348.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of December 31, 2022, we had cash and cash equivalents and short-term investments of $30.5 million.

Our management team and scientific advisory board are composed of accomplished scientists and clinicians with decades of experience developing drugs for a wide range of diseases. Our view is that drug development does not always need to follow the standard approach, which often requires long and costly development programs before drugs become available to patients. By taking a unique and focused approach to drug development, we believe we can significantly shorten development programs and bring lifesaving drugs to patients in urgent need. In May 2019, we completed our initial public offering (the “IPO”) whereby we sold 4,000,000 shares of common stock at a public offering price of $10.00 per share, resulting in aggregate net proceeds of $34.6 million, after deducting underwriting discounts and commissions and offering expenses. In November 2019, we completed a private placement of 1,380,344 shares of our common stock (the “Private Placement”), which resulted in net proceeds of approximately $18.4 million. In January 2020, we completed a secondary public offering of 2,471,489 shares of our common stock, including 411,223 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares (the “Secondary Public Offering”), pursuant to which we received $134.1 million of proceeds, net of underwriting discounts and commissions and offering expenses. In February 2021, we issued and sold 3,000,000 shares of common stock (the
“February Offering”) at a public offering price of $23.00 per share, with an additional 450,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares in the February Offering. We received aggregate net proceeds, net of underwriting discounts and commissions and offering costs of $74.4 million. In June 2022, we completed an underwritten public offering of 20,000,000 shares of our common stock, par value $0.0001 per share, 10,000,000 Pre-Funded Warrants, and accompanying Common Warrants to purchase up to 30,000,000 shares of our common stock. The shares and accompanying Common Warrants were offered at a price to the public of $1.00 per share and warrant, and the Pre-Funded Warrants and accompanying Common Warrants were offered at a price to the public of $0.9999, resulting in aggregate net proceeds of approximately $27.8 million, after deducting underwriting discounts and commissions and offering expenses.

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
●	Rapidly advancing the development of our ARI product candidates, AT-007, AT-001 and AT-003. Registrational studies for AT-007 in pediatric Galactosemia and SORD Deficiency and for AT-001 for the treatment of DbCM are ongoing.
●	Taking advantage of regulatory pathways designed for accelerated drug development in indications with high unmet need and seeking strategic partnerships in other indications. We plan to leverage abbreviated development programs and biomarker-based approaches for rapid drug development and regulatory approval where possible. For indications that require standard development programs, we plan to seek strategic partnerships.
●	Expanding our pipeline to products targeting other validated molecules and pathways outside of AR. We will continue leveraging our relationships with academic institutions and universities to acquire or license additional technologies that are consistent with our strategy of applying new technologies to validated molecular pathways.

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

AT-007 for the Treatment of Rare Metabolic Disease (Galactosemia, SORD Deficiency, PMM2-CDG)

Overview

AT-007 is a novel CNS penetrant ARI for the treatment of CNS rare diseases, including Galactosemia, SORD deficiency and PMM2-CDG.

Galactosemia

Galactosemia is a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. High levels of galactose circulating in the blood and tissues of Galactosemia patients enable AR to convert galactose to a toxic metabolite, galactitol, which results in long-term complications ranging from CNS dysfunction to cataracts. AT-007 was specifically designed to be CNS penetrant to address AR activity in the brain and potentially prevent CNS consequences of the disease. We have demonstrated that treatment with AT-007 in an animal model of Galactosemia reduces toxic galactitol levels and prevents disease complications. We have also demonstrated that in patients with Galactosemia, plasma galactitol level statistically correlates with disease severity (p=0.004), further supporting the role of toxic galactitol in causing long-term disease complications. In adult and pediatric Galactosemia patients, we have demonstrated that AT 007 treatment resulted in a statistically significant reduction in plasma galactitol versus placebo. A pediatric long-term clinical study is underway.

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

While we had initially planned to submit an NDA for Accelerated Approval based on galactitol reduction, the FDA has since communicated that clinical outcomes data will be required for approval. The long-term functional outcomes portion of the pediatric study is ongoing, and the outcomes are assessed every 6 months by a fire-walled data monitoring committee (DMC). When the study reaches statistical significance in the active treated arm vs. the placebo arm, the DMC will alert the Company and the trial will be unblinded. Based on discussions with the FDA, the Company believes that the pediatric study as it is currently designed would support an NDA submission if statistical significance is reached. The 12-month clinical outcomes were assessed by the fire-walled DMC, and as expected the data did not yet reach statistical significance, but demonstrated a trend in clinical outcomes favoring AT-007 vs. placebo. A safety analysis showed that AT-007 continued to be safe and well tolerated. The Company is exploring a potential submission for conditional approval based on existing data with the European Medicines Agency (EMA).

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

Diagnosis and Standard of Care

Currently, patients with SORD Deficiency are diagnosed based on neurological symptoms and confirmatory genetic testing, which is available through several commercial labs and hospital systems. There are currently no drugs approved to treat SORD Deficiency.

Market Opportunity

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

Preclinical Studies

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

Clinical Development

In 2021 we conducted an open-label pilot study in 8 patients with SORD Deficiency. AT-007 treatment significantly reduced sorbitol levels by approximately 66% from baseline, and was safe and well tolerated. In December 2021 we initiated a Phase 2/3 registrational study in patients with SORD Deficiency. The registrational study, called the INSPIRE trial, is designed to demonstrate biomarker efficacy at 3 months through reduction in sorbitol, and long-term clinical efficacy over 2 years of treatment, with an interim clinical outcomes assessment at 12 months. The study is a multicenter placebo controlled trial conducted in the US and Europe in approximately 50 SORD patients age 16 and older. On February 16, 2023, we announced that in a pre-specified interim analysis of the ongoing Phase 3 INSPIRE trial, AT-007 reduced sorbitol levels by a mean of approximately 52% (or approximately 16,000ng/ml) over 90 days of treatment (p<0.001 vs. placebo) in patients with SORD Deficiency. At baseline, the mean blood sorbitol level of SORD patients included in this interim analysis was approximately 29,000ng/ml, with a range of approximately 22,000ng/ml-38,000ng/ml. In the INSPIRE trial, a baseline cross-sectional analysis of the relationship between sorbitol level, age (or duration of disease) and clinical outcome measures demonstrated a statistically significant correlation between sorbitol level and key clinical outcome measures, including 10-meter-walk/run speed, 4-stair climb speed, and sit-to-stand test

(p<0.05). The Company is working with the FDA to determine the appropriate regulatory path forward, as well as data required for an NDA submission, to advance AT-007 towards registration for this indication. The INSPIRE study will continue in blinded format to the 12-month interim clinical outcomes assessment. If the primary clinical outcome measure (10-meter-walk/run) reaches statistical significance at 12 months, the study will be completed and unblinded. If not, the study will continue in blinded format to 24 months, where clinical outcomes will be assessed again in a final statistical analysis. AT-007 continues to be safe and well tolerated to date.

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

In September 2019, we initiated a Phase 3 registrational trial for AT-001 in DbCM called ARISE-HF. ARISE-HF is a global study, recruiting patients at sites in North America, Europe, Australia and Hong Kong. The primary endpoint of the trial is stabilization or decrease in slope of decline on functional capacity, as measured by peak VO2, the rate of oxygen consumption measured during exercise. We are also evaluating heart function by echocardiogram-based hemodynamic endpoints, progression to overt heart failure, and quality of life, as well as biomarkers of heart inflammation and damage. This trial consists of 675 patients in three cohorts of approximately 225 patients each, including a placebo group, a low dose AT-001 group (1,000mg twice daily) and a high dose AT-001 group (1,500mg twice daily). The trial treatment period for evaluation of the primary endpoint is 15 months, with additional endpoints evaluated at 27 months. The trial is fully enrolled and ongoing.

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

AT-003 for the Treatment of Diabetic Retinopathy

Overview

We are developing AT-003, an ARI designed to cross through the back of the eye when dosed orally, which has demonstrated strong retinal penetrance, for the treatment of DR. DR is an ophthalmic disease that occurs in diabetic patients, and for which treatments are currently limited to intravitreal administration. DR has been linked to AR activity, including elevations in sorbitol and subsequent changes in retinal blood vessels, which distorts vision and leads to permanent blindness. We are currently in late stages of preclinical development and intend to advance AT-003 into a Phase 1 clinical trial for the treatment of DR.

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

As consideration for entering into the 2016 Columbia Agreement, we made a nominal upfront payment to Columbia University and, following the occurrence of certain trigger events, issued to Columbia University shares equal to 5% of our outstanding common stock on a fully diluted basis at the time of issuance. We will be required to make further payments to Columbia University of up to an aggregate of $1.3 million for the achievement of specified development and regulatory milestones, and up to an aggregate of $1.0 million for the achievement of a specified level of aggregate annual net sales, in each case in connection with products covered by the 2016 Columbia Agreement. We will also be required to pay tiered royalties to Columbia University in the low- to mid-single digit percentages on our, our affiliates’ and our sublicensees’ net sales of licensed products, subject to specified offsets and reductions. In addition, we are required to make specified annual minimum royalty payments to Columbia University in the mid six figures beginning on the 10th anniversary of the effective date of the agreement. When we grant sublicenses under the 2016 Columbia Agreement we are required to pay to Columbia University a portion of the net sublicensing revenue received from such third parties, at percentages between 10% and 20%, depending on the stage of development at the time such revenue is received from such third parties. The Advanz Agreement includes a sublicense under the 2016 Columbia Agreement.

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

In July 2022, following regulatory changes impacting development of the class of PI3k inhibitors and the Company’s decision to discontinue its early stage preclinical PI3k program, the Company and Columbia entered into an agreement terminating the 2019 Columbia Agreement (the “2022 Columbia Termination Agreement”) as of July 25, 2022. Under the terms of the 2022 Columbia Termination Agreement, the Company assigned certain regulatory documents regarding the preclinical PI3k inhibitor AT-104 to Columbia and granted Columbia a non-exclusive royalty free license (with rights to sublicense any future Columbia licensee) under certain know-how, technical information and data relating to AT-104 that was developed by the Company during the term of the 2019 Columbia Agreement.

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

Under the terms of the 2020 Miami License Agreement, we are obligated to pay the University an up-front non-refundable license fee of $1.1 million, and a second non-refundable license fee of $0.5 million due on the first anniversary of the date of the license. We will be required to make further payments to UM of up to an aggregate $2.2 million for the achievement of specified patenting and development milestones, and up to an aggregate of $4.1 million for achievement of late stage regulatory milestones. We will also be required to pay royalties ranging from 0.88% - 5% on ours, our affiliates’ and our sublicensees’ net sales of licensed products. When we sublicense the rights granted under the 2020 Miami License Agreement to one or more third parties, we are required to pay to UM a portion of the non-royalty sublicensing revenue received from such third parties ranging from 15% – 25%. The Advanz Agreement includes a sublicense under the 2020 Miami License Agreement.

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

On December 14, 2020, we entered into a research agreement with the University of Miami (the “2020 Miami Research Agreement”), pursuant to which the University of Miami agreed to conduct a research study relating to SORD neuropathy and deliver a final report on the study to us. The term of the research agreement was from December 14, 2020 through December 30, 2021. The consideration for the 2020 Miami Research Agreement was $0.3 million. Due to COVID-19 pandemic disruptions certain research under the 2020 Miami Research Agreement was not completed. In January 2022, we amended the 2020 Miami Research Agreement to extend the term of the agreement to August 31, 2022.

License Agreement with Advanz Pharma

On January 3, 2023, we entered into an Exclusive License and Supply Agreement (the “ Advanz Agreement”)

with Mercury Pharma Group Limited (trading as Advanz Pharma Holdings). Pursuant to the Agreement, we granted Advanz Pharma the exclusive right and license to commercialize drug products containing AT-007 (also known as govorestat), our proprietary Aldose Reductase Inhibitor (ARI) (the “Licensed Product”), for use in treatment of Sorbitol Dehydrogenase Deficiency (“SORD”) and Galactosemia (each a “Licensed Indication”) in the European Economic Area, Switzerland and the United Kingdom (the “Territory”). We also granted Advanz Pharma a right of negotiation and “most-favored nation” rights with respect to acquiring the European commercialization rights for any additional indications for which the Licensed Product may be developed in the future (or any other products we may develop solely to the extent used for the Licensed Indications).

Advanz Pharma is required to use commercially reasonable efforts to launch and commercialize the Licensed Products in the major markets in the Territory in each Licensed Indication following, and subject to, receipt of marketing authorization therein. Under the Advanz Agreement, Advanz Pharma agreed to pay us (i) an upfront payment of EUR 10 million (approx. USD $10.7 million), and certain development milestone payments upon clinical trial completions and receipt of marketing authorization in the territory, as well as certain commercial milestone payments, totaling EUR 134 million (approx. USD $142.2 million) in the aggregate, and (ii) royalties of 20% of net sales of the Licensed Product. Such royalty rate will be payable on a country-by-country basis until the later of (i) the expiration of the licensed patents covering the composition of matter of AT-007, or (ii) 10 years after the European Medicines Agency’s grant of marketing authorization for the Licensed Product. The royalties are subject to certain deductions, including certain secondary finishing costs, certain step-in establishment costs and a portion of fees for any potential third party patent licenses if applicable in the future. Following the initial term of the license, as described above, the royalty rate shall be reduced to 10% and shall continue in perpetuity unless the Agreement is terminated in various circumstances in accordance with its terms.

Certain of the patents licensed to Advanz Pharma under the Advanz Agreement are sub-licensed from the University of Miami and Columbia University, and thus remain subject to certain obligations of the Company (including royalty obligations) to such institutions. For more information on these arrangements see “—Exclusive License Agreement with Columbia University” and “—License Agreements with the University of Miami.”

Sales and Marketing

Due to the delay in the anticipated Galactosemia commercial launch, external non-essential commercial expenditures have been suspended, including sales and marketing, and we have recognized significant reductions in our commercial spending during the year ended December 31, 2022.

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

Our patent portfolio includes patents and patent applications that are exclusively licensed from Columbia University and patent applications that are owned by us. Our patent portfolio includes patents and patent applications that cover our product candidates AT-007, AT-001, and AT-003, and the use of these candidates for therapeutic purposes in certain territories. Our proprietary technology has been developed primarily through relationships with academic research centers and contract research organizations.

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

In total, our patent portfolio, including patents licensed from Columbia University and patents owned by us, comprises nine different patent families, filed in various jurisdictions worldwide, including families directed to composition of matter for AR inhibitors, and families directed to methods of treating Galactosemia and complications associated with Galactosemia, SORD Deficiency and PMM2-CDG using AR inhibitors. Our patent portfolio includes issued patents in the United States, Europe, Japan, Australia, Canada, and other jurisdictions. Our patent portfolio is outlined below:

Composition of Matter Patents

AT-007. We have exclusively licensed a patent family from Columbia University that includes two issued composition of matter patents and two issued method use of patents in the United States, and 40 issued patents in Europe, Japan, Australia, India, Israel, China, Mexico and South Africa, that claim the composition of matter of and certain methods of use with respect to AT 007. In addition, we have pending patent applications in the United States, Europe, Japan, China, Canada, Australia, Russia, Brazil, India, Israel, Mexico, New Zealand, Singapore, South Africa, and Hong Kong. The 20-year term of patents in this family runs through June 2037, absent any available patent term adjustments or extensions.

AT-001 and AT-003. We have exclusively licensed from Columbia University a patent family that includes five issued patents in the United States, 82 issued patents in Europe, Japan, Canada, and Australia, a pending application in the United States and a pending application in Europe that claim the composition of matter of and certain methods of use with respect to AT-001 and AT-003. The 20-year term of the patents in this family runs through July 2031, absent any available patent term adjustments or extensions.

Methods for Treating Galactosemia

We own a family of patent applications that claims methods for treating Galactosemia and preventing complications associated with Galactosemia using AT-007 and other inhibitors of AR. This family currently includes granted patents in the United States and Mexico, and pending patent application in the United States, Europe, Japan, Australia, Brazil, Canada, China, Israel, Mexico, New Zealand, Russia, Singapore, South Africa, and Hong Kong. The 20-year term of patents in this family run through July 2038, absent any available patent term adjustments or extensions.

Methods for Treating SORD Deficiencies

We own a family of patent applications that claims methods for treating SORD Deficiency using AT-007 and other inhibitors of AR. This family currently includes pending patent applications in the United States, Europe, Japan, Australia, Brazil, Canada, China, Israel, Mexico, New Zealand, Russia, Singapore, South Africa and South Korea. No patents have issued to date, but we expect that the 20-year term of any patents that do issue in this family will run through 2041, absent any available patent term adjustments or extensions.

We have exclusively licensed a patent family from University of Miami that includes pending applications in the United States, Europe, Japan, Australia, Brazil, Canada, China, Israel, Mexico, New Zealand, India, Russia, Singapore, South Africa, South Korea and Hong Kong, that claims methods for treating inherited neuropathy using a variety of therapeutic modalities including inhibitors of AR. This patent family is owned by University of Miami, University of Rochester and UCL Business Ltd. and licensed to us by University of Miami pursuant to an exclusive agency granted to University of Miami, by University of Rochester and UCL Business Ltd. No patents have issued to date, but we expect that the 20-year term of any patents that do grant in this family will run through 2040, absent any available patent term adjustments or extensions.

Methods for Treating PMM2-CDG

We own a family of patent applications that claim methods for treating PMM2-CDG using AT-007 and other inhibitors of AR. This family currently includes pending patent application in the United States, Europe, Japan, Australia, Brazil, Canada, China, Israel, Mexico, New Zealand, Singapore, South Africa and Hong Kong. No patents have issued to date, but we expect that the 20-year term of any patents that do grant in this family will run through 2040, absent any available patent term adjustments or extensions.

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial while it is being conducted and reapprove the study at least annually. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website. The Food and Drug Omnibus Reform Act, or FDORA, which was signed into law on December 29, 2022, made numerous amendments to the FDCA including provisions intended to, among other things, decentralize and modernize clinical trials and enhance diversity in clinical trial populations.

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, priority review, accelerated approval and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

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

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval. To qualify, the FDA must determine that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures. Among FDORA’s provisions are amendments to the accelerated approval program, including new requirements relating to post-approval studies and enhanced enforcement and withdrawal authorities for the FDA.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA and we expect such challenges and amendments to continue. Former President Trump implemented certain directives designed to delay the implementation of certain PPACA provisions or otherwise circumvent requirements for health insurance mandated by the PPACA, while Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of the PPACA have been signed into law. For example, the Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 19, 2020, former President Trump signed a bill that repealed the PPACA’s so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the lower court decision, which was then appealed to the U.S. Supreme Court. In June 2021, the U.S. Supreme Court held that state and individual plaintiffs did not have standing to challenge the individual mandate provision of the PPACA; in so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the PPACA in its entirety. Another case challenging the PPACA’s requirement that private insurers cover certain preventative services is currently pending before the same U.S. District Court Judge in the Northern District of Texas who ruled against the individual mandate in 2018. In September 2022, the judge held that certain preventative services violated the U.S. Constitution and set a schedule for additional briefing regarding the scope of the remedy. That briefing was completed in January 2023 and it is unclear when or how the court will rule. It is also unclear how this or any potential future litigation and other efforts to repeal and replace the PPACA will impact the PPACA, or our business.

Further, there has been increasing legislative, executive branch, and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. With respect to executive branch actions, the former Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has implemented some of these measures under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs, beginning January 1, 2020. Although a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the Biden administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, the Inflation Reduction Act of 2022, enacted on August 16, 2022, seeks to reduce prescription drug costs by, among other provisions, allowing Medicare to negotiate prices for certain high-cost prescription drugs in Medicare Parts B and D, imposing an excise tax on pharmaceutical manufacturers that refuse to negotiate pricing with Medicare, requiring inflation rebates to limit annual drug price increases in Medicare, redesigning the Medicare Part D formula, and limiting the cost-sharing for insulin products. It is unclear whether additional drug pricing and other healthcare reform measures will be enacted, and if enacted, what effect they would have on our business.

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

Employees and Human Capital Resources

Investing in, developing, and maintaining human capital is critical to our success. As of December 31, 2022, we had 27 full-time employees, 18 of whom were primarily engaged in research and development activities. A total of ten employees have an M.D. or Ph.D. degree. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion and compensation and pay equity. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Information About Our Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position(s)
Executive Officers
Shoshana Shendelman, Ph.D.	44	President, Chief Executive Officer and Chair of the Board of Directors

Riccardo Perfetti, M.D., Ph.D.	63	Chief Medical Officer

Adam Hansard	47	Chief Commercial Officer

Shoshana Shendelman, Ph.D., age 44, is our founder and has served as our President and Chief Executive Officer and as chair of our board of directors since January 2016. Prior to founding our company, she founded Clearpoint Strategy Group LLC, a boutique life sciences consulting firm, where she served as the Managing Director from July 2012 to December 2016, and served as a Senior Advisor from January 2017 to December 2018. Prior to that, she served as a scientific consultant and analyst at Bridge Scientific Consulting LLC. Dr. Shendelman received her B.S. in biochemistry from Brandeis University and a Ph.D. in Cellular, Molecular and Biophysical Studies (CMBS) from Columbia University Vagelos College of Physicians and Surgeons. We believe that Dr. Shendelman’s extensive knowledge of our company as founder, President and Chief Executive Officer and her management background and experience in the healthcare industry qualifies her to serve on our board of directors.

Riccardo Perfetti, M.D., Ph.D., age 63, has served as our Chief Medical Officer since August 2018. Prior to joining us, Dr. Perfetti served as a Senior Medical Officer, Vice President and Head of Global Medical Affairs, Diabetes and Cardiovascular Business Unit at Sanofi S.A., a publicly traded pharmaceutical company from October 2007 to September 2018. Prior to joining Sanofi, Dr. Perfetti served in various roles at Amgen Inc., a publicly traded biopharmaceutical company, including as a Director and Global Development Leader in diabetes, obesity, metabolism and endocrinology from December 2004 to August 2007. Dr. Perfetti was previously an associate professor of medicine at University of California in Los Angeles and a professor of medicine at the National Institutes of Health, or NIH. Dr. Perfetti practiced as an endocrinologist at Cedars-Sinai Medical Center and also served as Director of the Diabetes Research Laboratory and Director of the Outpatient Diabetes Program. Dr. Perfetti received his M.D. and Ph.D. in Endocrinology from University La Sapienza in Rome, Italy and received post-graduate training in endocrinology and molecular biology at NIH.

Adam Hansard, age 47, has served as our Chief Commercial Officer since March 2020. Prior to joining us, he was Senior Director of New Product Strategy at Alexion Pharmaceuticals, a biopharmaceutical company, from March 2019 to February 2020. From February 2018 to March 2019, he was Vice President of Business Operations at Syntimmune, a clinical-stage biotech purchased by Alexion in November 2018. From January 2012 to March 2018, Mr. Hansard worked at Sanofi Genzyme, a biotechnology company and wholly-owned subsidiary of Sanofi, a publicly traded, multinational pharmaceutical company, where he served as the North American Senior Director, Chief of Staff of MS Oncology and Immunology and the Senior Director of MS Brand Communications. Mr. Hansard received his Master’s in Business Communication from Jones International University and his B.S. in Marketing from the University of West Florida.

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

Risk Factor Summary

The following is a summary of the risk factors included in this Item 1A and is qualified entirely by the disclosure included in the rest of this Item 1A:

Risks Related to Our Financial Position and Capital Needs

●	We have incurred and expect to continue to incur substantial operating losses and our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
●	Our operating history makes evaluating our business and future viability more difficult.
●	We will require substantial additional funding to finance our operations, and may suffer consequences to our development programs upon failure to do so.
●	Raising additional capital may cause adverse effects.

Risks Related to the Development and Commercialization of Our Product Candidates

●	Our success is substantially dependent on the successful clinical development, regulatory approval and commercialization of our product candidates and may be adversely affected upon failure to do so.
●	We or Advanz Pharma may fail to perform under any of the agreements entered into in connection with the partnership for the commercialization of AT-007, which may subject us to liabilities, and we may fail to achieve anticipated benefits of the partnership.
●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and our results may not be sufficient for the necessary regulatory approvals.
●	Clinical drug development involves a lengthy and expensive process and the development of additional product candidates is risky and uncertain.
●	We may be unable to obtain/maintain or receive the benefits of regulatory approval, rare pediatric disease designation/exclusivity, accelerated registration pathways, breakthrough therapy designations or fast track designations for our product candidates, as applicable.
●	Clinical trials are expensive, time consuming and subject to factors outside our control.
●	Our product candidates may cause undesirable side effects, affecting regulatory approval, commercial potential or result in significant negative consequences following any potential marketing approval.
●	Interim, “top line” and preliminary data from our clinical trials may be subject to change.
●	The market opportunities for our product candidates may be smaller than we believe or approval we obtain may narrow our patient population.
●	We may face substantial competition.
●	We may face risks related to strategic collaborations to develop our product candidates
●	Our product candidates may fail to achieve market acceptance necessary for commercial success.
●	We may face risks related to any potential international operations.
●	We may be adversely affected by product liability lawsuits.
●	Our insurance policies may be inadequate and potentially expose us to unrecoverable risks.

Risks Related to Regulatory Compliance

●	We are subject to healthcare laws and regulations, which carry substantial penalties for noncompliance.
●	Coverage and adequate reimbursement may not be available for our product candidates.
●	Healthcare reform measures may have a negative impact on our business and results of operations.

Risks Related to Our Dependence on Third Parties

●	Third-parties may conduct our preclinical studies and clinical trials in an unsatisfactory manner.
●	We intend to rely on third parties to produce supplies of our product candidates.
●	We and our third-party affiliates are subject to environmental, health and safety laws and regulations.

Risks Related to Our Intellectual Property

●	Breaches of our license agreements may result in the adverse effects to our ability to continue the development and commercialization of our product candidates.
●	Insufficient patent protection could allow our competitors to develop and commercialize products and technology similar or identical to ours.
●	Obtaining and maintaining our patent rights is expensive, complicated and labor intensive and patent terms may be inadequate to protect our competitive position on our product candidates.
●	We may be subject to claims alleging violations of intellectual property rights.
●	Changes in patent law could impair our ability to protect our product candidates.
●	We may be unable to protect our intellectual property rights.
●	Intellectual property rights do not necessarily address all potential threats to our business.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

●	We are highly dependent on the services of our current executive officers.
●	We may experience difficulties resulting from the expansion of our organization.
●	We may be subject to security breaches in our information technology systems.
●	Our employees and the third-parties we deal with may engage in misconduct or improper activities.
●	Our business may be adversely affected by the coronavirus outbreak.

Risks Related to Ownership of Our Common Stock

●	The market price of our common stock is volatile and has fluctuated substantially.
●	Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
●	We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
●	Failure to regain compliance with the continued listing requirements of Nasdaq could result in our common stock being delisted from Nasdaq and the price and liquidity of our common stock could be negatively impacted.

General Risk Factors

●	We may be affected by unfavorable research or reports.
●	We may use our cash and cash equivalents ineffectively or in ways with which you do not agree.
●	We are subject to risks as an “emerging growth company” and a public company.
●	We may avail ourselves of defensive and forum selection provisions in our governing documents and under Delaware law.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $82.5 million and $105.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $348.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents were $30.6 million at December 31, 2022. We also received a $10.7 million upfront payment from Advanz Pharma in January 2023 in conjunction with signing the exclusive licensing agreement for European commercialization rights. We believe that our cash and cash equivalents as of December 31, 2022, along with the upfront payment received in January 2023 and the projected clinical and regulatory milestone payments expected in fiscal year 2023 from Advanz Pharma will be sufficient to fund our operations through year end 2023, and potentially beyond if clinical trial completion and marketing authorization in Europe as well as commercial sales milestones materialize in the expected timelines. However, given our planned expenditures for the next several years, we have concluded, and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern for a period of 12 months beyond the filing of this Annual Report on Form 10-K. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms.

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

As of December 31, 2022, our cash, cash equivalents and marketable securities was $30.6 million. We also received a $10.7 million upfront payment from Advanz Pharma in January 2023 in conjunction with signing the exclusive licensing agreement for European commercialization rights. We believe that our cash and cash equivalents as of December 31, 2022, along with the upfront payment received in January 2023 and the projected clinical and regulatory milestone payments expected in fiscal year 2023 from Advanz Pharma will be sufficient to fund our operations through year end 2023, and potentially beyond if drug approvals materialize in the expected timelines. Based on our current operating and research and development plans, a substantial doubt exists regarding whether our existing cash, cash equivalents, and marketable securities will be sufficient to fund our projected operations through the next 12 months from the date the financial statements were issued. We will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2021 and 2022.

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

We or Advanz Pharma may fail to perform under any of the agreements entered into in connection with the partnership for commercialization of AT-007, which may subject us to liabilities, and we may fail to achieve anticipated benefits of the partnership.

In January 2023, we announced a partnership with Advanz Pharma (“Advanz”) for commercialization of AT-007 (govorestat) in Europe, and entered into an Exclusive License and Supply Agreement (the “Advanz Agreement”) with Advanz. Under the terms of the Advanz Agreement, Advanz receives exclusive commercial rights in the European Economic Area, Switzerland, and the UK (the “Territory”) for AT-007 in Galactosemia and SORD Deficiency, with certain rights to future indications for AT-007 in the Territory. In return, we have the right to receive certain near-term development milestone payments upon clinical trial completion and marketing authorization in Europe as well as commercial sales milestones, which in the aggregate are expected to amount to over €130 million. We also have the right to receive royalties on any future net sales of AT-007 in the Territory of 20%. The royalty rate will be payable on a country-by-country basis until the later of (i) the expiration of the licensed patents covering the composition of matter of AT-007, or (ii) 10 years after the European Medicines Agency’s grant of marketing authorization for AT-007. The royalties are subject to certain deductions, including certain secondary finishing costs, certain step-in establishment costs and a portion of fees for any potential third party patent licenses if applicable in the future. Following the initial term of the license, as described above, the royalty rate shall be reduced to 10% and shall continue in perpetuity unless the Advanz Agreement is terminated in various circumstances in accordance with its terms. We will continue to be responsible for the development, manufacturing and supply of AT-007, and Advanz will be responsible for packaging, distribution and commercialization in the Territory. The Advanz Agreement includes a sublicense under the 2016 Columbia Agreement and the 2020 Miami License Agreement.

Our partnership with Advanz is subject to various risks, including but not limited to the following:

●	If Advanz breaches the contractual obligations owed to us pursuant to the Advanz Agreement or any related agreements, we could be exposed to commercial, regulatory or other liabilities.
●	We may be subject to liabilities in connection with the development, manufacturing and supply of AT-007
●	under the Advanz Agreement, including with respect to the 2016 Columbia Agreement and the 2020 Miami License Agreement.
●	We may not be able to adequately protect our intellectual property or may become involved in intellectual property enforcement actions, which may cause us to incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights, and such litigation may divert the attention of our management and scientific personnel and adversely affect our development and commercialization efforts.
●	We may have limited control over the commercialization efforts of Advanz, and Advanz may fail to successfully sell and market AT-007.
●	Our ability to receive certain economic benefits from the partnership, including the milestone payments and royalties, depends on certain contingencies beyond our control.
●	In certain circumstances, Advanz may exercise certain step-in rights, including the ability for Advanz to perform its own supply arrangements, and in some cases, specified development rights in the Territory and assignment of certain contract rights. In all such circumstances, Advanz must continue to pay royalties and milestone payments, but may recoup certain of its manufacturing and development establishment costs, and deduct such costs from royalties owed.

Any of these factors could cause us to incur higher costs, disrupt the supply of our product candidates or approved products, delay the approval of our product candidates or prevent or disrupt the commercialization of our approved products. As a result, we may not achieve some or all economic benefits expected from the partnership.

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

We intend to seek an accelerated approval development pathway for our product candidates. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval development pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory studies be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug. FDORA made amendments to the accelerated approval program, among them new requirements relating to post-approval studies and enhanced enforcement and withdrawal authorities for the FDA, including in the event that a sponsor fails to comply with applicable requirements under the program. Because we are still in early stages of our clinical trials, we can provide no assurances that our biomarker-based approach will be successful in demonstrating a causal link to the relevant outcomes we are evaluating. If our approach is not successful, we may be required to conduct longer clinical trials.

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

For additional information regarding delays in enrollment and retention of patients, see “Risks Related to Our Business Operations, Employee Matters and Managing Growth—Our business may be adversely affected by the coronavirus outbreak.”

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

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. While some of the proposed measures will require authorization through additional legislation to become effective, the U.S. Congress have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, the Inflation Reduction Act of 2022 also seeks to reduce prescription drug costs by, among other provisions, allowing Medicare to negotiate prices for certain high-cost prescription drugs in Medicare Parts B and D, imposing an excise tax on pharmaceutical manufacturers that refuse to negotiate pricing with Medicare, requiring inflation rebates to limit annual drug price increases in Medicare, redesigning the Medicare Part D formula, and limiting cost-sharing for insulin products. It is unclear whether additional drug pricing and other healthcare reform measures will be enacted, and if enacted, what effect they would have on our business. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

If we fail to meet our obligations under the Columbia Agreement in any material respect and fail to cure such breach in a timely fashion, then Columbia University may terminate the Columbia Agreement. If the Columbia Agreement is terminated, and we lose our intellectual property rights under the Columbia Agreement, this may result in complete termination of our product development and any commercialization efforts for the product candidates that are subject to the agreement, including AT-007, AT-001, and AT-003. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the Columbia Agreement, we may not be able to do so in a timely manner, at an acceptable cost or at all.

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

As of December 31, 2022, we had 27 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The Covid-19 pandemic, (“Covid-19”) has had and may continue to have a material impact on our operations. Infections and deaths related to Covid-19 continue to disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA approval with respect to, our clinical trials. In addition, other known and unknown factors caused by Covid-19 could materially delay our clinical trials, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to Covid-19. For example, with respect to our trials related to AT-001 for the treatment of Diabetic Cardiomyopathy, we have experienced, and may continue to experience, delays in patient enrollment. Furthermore, we may experience additional delays in patient enrollment that we may not be able to mitigate. In addition, we have partnered with clinical research organizations, or CROs, to conduct clinical studies in jurisdictions, such as the EU, that have been affected by the spread of Covid-19. There is a possibility that such CROs may become unavailable or that the clinical trials they manage may be delayed due to Covid-19 or containment efforts associated with it. Such events may lead to termination of our relationship with affected CROs, affecting the development and study of our product candidates. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates, and increase the costs related to such development. While Covid-19 vaccines have become available both domestically and internationally, the effects of Covid-19, including the impacts described above may last longer than expected, extending such impacts, and materially impacting our business, financial condition, and results of operations.

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

Based upon shares of our common stock outstanding as of December 31, 2022, our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 40.1% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2022, we had outstanding 48,063,358 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the future.

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

On November 15, 2022, we received a deficiency letter from the staff of the Listing Qualifications Department of the Nasdaq Stock Market, or Nasdaq, notifying us that we were not in compliance with Listing Rule 5450(b)(1)(A), which requires a minimum of $10 million in stockholders’ equity, for companies listed under the NASDAQ Global Market, referred to as the equity rule. On February 24, 2023, the Nasdaq staff granted us an extension to regain compliance with the equity rule, or to transition to the NASDAQ Capital Market, which has a lower stockholders’ equity requirement, by May 15, 2023. We intend to enter into one or more financing transactions in an effort to comply with the equity rule and may, if appropriate, consider other available options.

There are many factors that may adversely affect our stockholders’ equity, including those described throughout this section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to regain, or once regained, sustain compliance with the equity rule or other Nasdaq rule market cap requirements in the long term. Any potential delisting of our common stock from the Nasdaq Global Market would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq Global Market would also make it more difficult for our stockholders to sell our common stock in the public market.

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

We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile. We currently take advantage of some or all of these reporting exemptions until we are no longer an EGC. We will remain an EGC until the earlier of (i) December 31, 2024, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the first fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Stockholders

As of December 31, 2022, there were approximately 20 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street names by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

ITEM 6.      RESERVED.

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

AT-007 is a novel central nervous system, or CNS, penetrant ARI that we are developing for the treatment of rare metabolic diseases, including Galactosemia and SORD Deficiency. Galactosemia is a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of Galactosemia and in June 2021, the FDA granted Fast Track Designation to AT-007 for the treatment of Galactosemia. We have completed an adult study in healthy volunteers and Galactosemia patients, demonstrating that AT-007 is safe and well tolerated, and significantly reduces plasma galactitol levels vs. placebo. Galactitol is a toxic metabolite of galactose, which is formed in Galactosemia patients by aberrant activity of aldose reductase when galactose is present at high levels. A pediatric study is underway in children with Galactosemia, assessing the impact of AT-007 vs. placebo on safety, biomarker reduction of galactitol, and long-term functional outcomes. On April 13, 2021, we presented data featuring a cross-sectional analysis of nineteen pediatric patients with Classic Galactosemia, providing meaningful insight on the progressive worsening of the central nervous system phenotype with age. On October 18, 2021, we reported biomarker data from the pediatric ACTION-Galactosemia Kids study. The results demonstrate a substantial reduction in plasma galactitol of approximately 40%, which was statistically significant (p<0.001) vs. placebo. We previously reported a baseline analysis of the 47 children enrolled in the study which demonstrated a clear correlation between baseline galactitol levels and baseline clinical functional outcomes. The long-term functional outcomes portion of the pediatric study is ongoing, and the outcomes are assessed every 6 months by a fire-walled data monitoring committee (DMC). When the study reaches statistical significance in the active treated arm vs. the placebo arm, the DMC will alert the Company and the trial will be unblinded. In April 2022, the Company met with the FDA to discuss the design of the ongoing pediatric study prior to the first 6-month outcomes assessment by the DMC. The FDA confirmed that the pediatric study as it is currently designed would support an NDA submission if statistical significance is reached, and there is alignment between the FDA and the Company on the potential path forward to approval. The 12-month clinical outcomes were assessed by the fire-walled DMC, and as expected the data did not yet reach statistical significance, but demonstrated a trend in clinical outcomes favoring AT-007 vs. placebo. A safety analysis showed that AT-007 continued to be safe and well tolerated. The Company is exploring a potential submission for conditional approval based on existing data with the European Medicines Agency (EMA).

AT-007 is also being studied in a rare disease caused by deficiency in the enzyme Sorbitol Dehydrogenase. Aldose Reductase is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by Sorbitol Dehydrogenase, which converts sorbitol to fructose. Patients with SORD Deficiency accumulate very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which results in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in drosophila and cell models of SORD Deficiency demonstrated that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. Preclinical studies on AT-007 have demonstrated significant reduction in sorbitol levels in fibroblasts from SORD deficient patients. Treatment with AT-007 in the drosophila model of SORD prevented the disease phenotype and protected from neuronal degeneration. On October 25, 2021, we reported data from a pilot open-label study in 8 SORD Deficiency patients. AT-007 reduced blood sorbitol levels by approximately 66% from baseline through 30 days of treatment. AT-007 was safe and well tolerated in all treated patients. In December 2021, we initiated a Phase 2/3 registrational study in patients with SORD Deficiency, which is ongoing at multiple clinical sites in the US and Europe. On February 16, 2023, we announced that in a pre-specified interim analysis of the ongoing Phase 3 INSPIRE trial, AT-007 reduced sorbitol levels by a mean of approximately 52% (or approximately 16,000ng/ml) over 90 days of treatment (p<0.001 vs. placebo) in patients with SORD Deficiency. At baseline, the mean blood sorbitol level of SORD patients included in this interim analysis was approximately 29,000ng/ml, with a range of approximately 22,000ng/ml-38,000ng/ml. In the INSPIRE trial, a baseline cross-sectional analysis of the relationship between sorbitol level, age (or duration of disease) and clinical outcome measures demonstrated a statistically significant correlation between sorbitol level and key clinical outcome measures, including 10-meter-walk/run speed, 4-stair climb speed, and sit-to-stand test (p<0.05). The Company is working with the FDA to determine the appropriate regulatory path forward, as well as data required for an NDA submission, to advance AT-007 towards registration for this indication. The INSPIRE study will continue in blinded format to the 12-month interim clinical outcomes assessment. If the primary clinical outcome measure (10-meter-walk/run) reaches statistical significance at 12 months, the study will be completed and unblinded. If not, the study will continue in blinded format to 24 months, where clinical outcomes will be assessed again in a final statistical analysis. AT-007 continues to be safe and well tolerated to date.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $82.5 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $348.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of December 31, 2022, we had cash and cash equivalents and short-term investments of $30.6 million.

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

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
(in thousands)	2022	2021
Product pipeline research and development expenses
AT-001	$20,809	$22,861
AT-007	23,902	30,669
Personnel-related expenses	6,648	5,529
Stock-based compensation	3,618	2,759
Other expenses	657	752
Total research and development expenses	$55,634	$62,570

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

Results of Operations

The following table summarizes our results of operations:

	Years Ended

	December 31,
(in thousands)	2022	2021
Operating expenses:
Research and development	$55,634	$62,570
General and administrative	27,316	43,048
Total operating expenses	82,950	105,618
Loss from operations	(82,950)	(105,618)
Other income (expense), net:
Interest income (expense), net	685	555
Change in fair value of warrant liabilities	(66)	—
Other income (expense)	(177)	(521)
Other income (expense), net	442	34
Net loss	$(82,508)	$(105,584)

Research and Development Expenses

The following table summarizes our research and development expenses:

	Year Ended
	December 31,
(in thousands)	2022	2021	Increase / (Decrease)
Clinical and pre-clinical	$42,928	$40,323	$2,605
Drug manufacturing and formulation	957	11,910	(10,953)
Personnel expenses	6,648	5,529	1,119
Stock-based compensation	3,619	2,759	860
Regulatory and other	1,482	2,049	(567)
Total research and development expenses	$55,634	$62,570	$(6,936)

Research and development expenses for the year ended December 31, 2022 were $55.6 million, compared to $62.6 million for the year ended December 31, 2021. The decrease of approximately $6.9 million was primarily related to:

●	an increase in clinical and pre-clinical expense of $2.6 million, primarily related to the progression of the SORD Phase 2/3 registrational study, progression of the AT-007 ACTION-Galactosemia long-term extension adult study, and progression of the AT-007 ACTION-Galactosemia Kids pediatric registrational study;
●	a decrease in drug manufacturing and formulation expenses of $11.0 million primarily related to the completion and release of AT-001 and AT-007 drug product batches in the year ended December 31, 2021;
●	an increase in personnel expenses of $1.1 million due to the increase in headcount in support of our clinical program pipeline;
●	an increase in stock-based compensation of $0.9 million due to new stock option and restricted stock unit grants, offset by forfeitures of stock option and restricted stock unit grants;

●	a decrease of regulatory and other expenses of $0.6 million primarily related to the UM license fees recognized during the year ended December 31, 2021.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Year Ended
	December 31,
(in thousands)	2022	2021	Increase / (Decrease)
Legal and professional fees	$6,854	$6,340	$514
Commercial expenses	2,193	11,341	(9,148)
Personnel expenses	5,537	6,617	(1,080)
Stock-based compensation	5,543	8,418	(2,875)
Insurance expenses	3,682	4,399	(717)
Other expenses	3,507	5,933	(2,426)
Total general and administrative expenses	$27,316	$43,048	$(15,732)

General and administrative expenses were $27.3 million for the year ended December 31, 2022, compared to $43.0 million for the year ended December 31, 2021. The decrease of approximately $15.7 million was primarily related to:

●	an increase in professional and legal fees of $0.5 million due to higher external legal fees;
●	a decrease of $9.1 million related to decreased spend for commercial operations;
●	a decrease in personnel expenses of $1.1 million and a decrease in stock-based compensation of $2.9 million due to a decrease in headcount;
●	a decrease of insurance expenses of $0.7 million related to decreased directors and officers liability insurance costs; and
●	a decrease in other expenses of $2.4 million, primarily relating to decreased costs of other office expenses.

Other Income (Expense), Net

Interest income was $0.7 million for the year ended December 31, 2022 as compared to $0.6 million for the year ended December 31, 2021. Interest income is derived from our marketable securities and the increase of $0.1 million in interest income year over year is due to rising interest rates during 2022.

Change in fair value of warrant liabilities - The change in the fair value of our warrant liabilities for the year ended December 31, 2022 resulted in a $0.1 million expense recognized in the period. There were no warrant liabilities for the year ended December 31, 2021.

Other expense, net was expense of approximately $0.2 million for the year ended December 31, 2022, compared to expense of $0.5 million for the year ended December 31, 2021. The decrease was primarily related to lower realized losses incurred by our available-for-sale securities portfolio during the year ended December 31, 2022.

Liquidity and Capital Resources

Since our inception through December 31, 2022, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe is expected to provide a source of capital to the Company based on clinical and regulatory milestones. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals and potential revenues. However, there are no guarantees that this will materialize, and delays or unexpected data could disrupt this potential source of liquidity. Broadly, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. As of December 31, 2022, our cash, cash equivalents and marketable securities was $30.6 million. We also received a $10.7 million upfront payment from Advanz Pharma in January 2023 in conjunction with signing the exclusive licensing agreement for European commercialization rights. We believe that our cash and cash equivalents as of December 31, 2022, along with the upfront payment received in January 2023 and the projected clinical and regulatory milestone payments expected in fiscal year 2023 from Advanz Pharma will be sufficient to fund our operations through year end 2023, and potentially beyond if clinical trial completion and marketing authorization in Europe as well as commercial sales milestones materialize in the expected timelines. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. Given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern for a period of 12 months beyond the filing of this Form 10-K.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended
	December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(78,093)	$(90,728)
Net cash provided by/(used in) investing activities	13,170	12,433
Net cash provided by financing activities	27,692	74,717
Net increase (decrease) in cash and cash equivalents	$(37,231)	$(3,578)

Operating Activities

During the year ended December 31, 2022, operating activities used cash of $78.1 million, due to our net losses of $82.6 million, a decrease in operating lease liability of $0.4 million, a decrease in financed insurance premium of $3.1 million, a decrease of $1.6 million in accrued expense, and a decrease in accounts payable of $4.9 million. This is partially offset by increases of $0.4 million in prepaid expense, $0.4 million of issuance of options in-lieu of bonus, $9.2 million in non-cash stock-based compensation expense, and $3.6 million of amortization of insurance premium, an increase of $0.1 million in change in fair value of warrant liability, and $0.4 million in amortization of operating lease right-of-use assets.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2022 was $13.2 million relating to our purchases of available-for-sale marketable securities for $64.2 million and proceeds from the maturities of available-for-sale marketable securities for $77.4 million.

Net cash provided by investing activities for the year ended December 31, 2021 was $12.4 million relating to our purchases of available-for-sale marketable securities for $121.6 million and proceeds from the sale and maturities of available-for-sale marketable securities for $134.0 million.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $27.7 million, primarily from the cash proceeds from the June 2022 offering of $27.8 million, $49,000 from the exercise of stock options for common stock under the 2019 Plan, and $3.1 million from the proceeds from financed insurance premium. This was partially offset by the repayment of short-term borrowings of $3.3 million.

In June 2020, we entered into the Goldman Equity Distribution Agreement to sell shares of our common stock, from time to time, having an aggregate offering price of up to $100 million. The Goldman Equity Distribution Agreement was terminated as of January 24, 2022.

On January 26, 2022, the Company entered into the Cowen Equity Distribution Agreement to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. As of December 31, 2022, the Company has not sold any shares of common stock pursuant to the Cowen Equity Distribution Agreement.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2022:

	Payments Due By Period
		Less Than			More Than
(in thousands)	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
Operating lease commitments(1)	$940	$515	$425	$—	$—
Total	$940	$515	$425	$—	$—
(1)	Represents future minimum lease payments under our operating leases for office space.

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

Warrant Liabilities

We account for our Warrant liabilities by measuring the fair value at inception and are then subsequently measured on a recurring basis, with changes in fair value recognized in other income (expense) within the Company’s statement of operations.

We utilized a Black-Scholes option pricing model to estimate the fair value of the Common and Pre-Funded Warrants, which utilizes certain unobservable inputs and is therefore considered a Level 3 fair value measurement. Certain inputs used in this Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of the Company’s control, including a potential change in control outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the Company’s warrant liabilities, which could also result in material non-cash gains or losses being reported in the Company’s consolidated statement of operations.

We utilized a probability-weighted approach that considered the probability of a change in control at the Company in the Black-Scholes option pricing model, whereby a 10% probability of change in control was used for each of the five years in the term of the agreements.

The inputs we utilized to value the warrant liability for Common and Pre-Funded Warrants are highly subjective. The assumptions used in calculating the fair value of the warrant liability for Common and Pre-Funded Warrants represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the fair value of the warrant liability for Common Warrants may be materially different in the future.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, cash equivalents and investments of $30.6 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

The securities in our investment portfolio are not leveraged and are classified as available-for-sale. These available-for-sale securities are short-term in nature and subject to minimal interest rate risk. All investments have a fixed interest rate and are carried at market value, which approximates cost. We do not use derivative financial instruments in our investment portfolio. A change of 50 to 100 basis points in interest rate would result in a change of $45,000 to $0.1 million, respectively, on the value of our investment portfolio.

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

As of December 31, 2022, we had $0.6 million of outstanding short-term debt relating to our financed directors’ and officers’ insurance premium. The interest rate on this short-term loan is fixed at 2.64% per annum, and when considering the remaining outstanding balance and the remaining term of the agreement ending in the second quarter of 2022, the loan is not subject to material interest rate risk.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate loss during the year ended December 31, 2022. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is set forth in the financial statements filed with this report and are herein and incorporated by reference.

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of Applied Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Applied Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 23, 2023

Applied Therapeutics, Inc.

Balance Sheets

(in thousands except share and per share data)

	As of	As of
	December 31,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,657	$53,888
Investments	13,923	26,935
Prepaid expenses and other current assets	6,728	7,571
Total current assets	37,308	88,394
Operating lease right-of-use asset	857	1,298
Security deposits and leasehold improvements	198	200
TOTAL ASSETS	$38,363	$89,892
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$477	$442
Accounts payable	4,534	9,461
Accrued expenses and other current liabilities	14,756	16,559
Warrant liability	13,657	—
Total current liabilities	33,424	26,462
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	414	891
Clinical holdback - long-term portion	464	—
Total noncurrent liabilities	878	891
Total liabilities	34,302	27,353
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2022 and 100,000,000 shares authorized as of December 31, 2021; 48,063,358 shares issued and outstanding as of December 31, 2022 and 26,215,514 shares issued and outstanding as of December 31, 2021	5	3
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	-	-
Additional paid-in capital	352,828	328,958
Accumulated other comprehensive gain/(loss)	51	(107)
Accumulated deficit	(348,823)	(266,315)
Total stockholders' equity	4,061	62,539
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,363	$89,892

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statements of Operations

(in thousands except share and per share data)

	Year Ended
	December 31,
	2022	2021
OPERATING EXPENSES:
Research and development	$55,634	$62,570
General and administrative	27,316	43,048
Total operating expenses	82,950	105,618
LOSS FROM OPERATIONS	(82,950)	(105,618)
OTHER INCOME (EXPENSE), NET:
Interest income	685	555
Change in fair value of warrant liabilities	(66)	—
Other expense	(177)	(521)
Total other income, net	442	34
Net loss	$(82,508)	$(105,584)
Net loss attributable to common stockholders—basic and diluted	$(82,508)	$(105,584)
Net loss per share attributable to common stockholders—basic and diluted	$(2.18)	$(4.12)
Weighted-average common stock outstanding—basic and diluted	37,825,431	25,598,181

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statements of Comprehensive Income (Loss)

(in thousands)

	Year Ended
	December 31,
	2022	2021
Net Loss	$(82,508)	$(105,584)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	158	5
Other comprehensive gain (loss), net of tax	158	5
Comprehensive income (loss), net of tax	$(82,350)	$(105,579)

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2021	22,493,661	$2	$242,780	$(160,731)	$(112)	$81,939
Issuance of common stock upon secondary public offering, net of issuance costs of $167	3,450,000	1	74,421	—	—	74,422
Exercise of options for common stock issued under Equity Incentive Plan	191,436	—	511	—	—	511
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	52,562	—	—	—	—	—
Exercise of warrants for common stock	27,855	—	69	—	—	69
Stock-based compensation expense	—	—	11,177	—	—	11,177
Net loss	—	—	—	(105,584)	—	(105,584)
Other comprehensive income (loss)	—	—	—	—	5	5
BALANCE, December 31, 2021	26,215,514	3	328,958	(266,315)	(107)	62,539

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2022	26,215,514	$3	$328,958	$(266,315)	$(107)	$62,539
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of issuance costs of $96	20,000,000	2	12,801	—	—	12,803
Exercise of pre-funded warrants for common stock	1,750,000	—	1,417	—	—	1,417
Exercise of options for common stock issued under Equity Incentive Plan	47,602	—	49	—	—	49
Restricted Stock Units released for common issued under Equity Incentive Plan	50,242	—	—	—	—	—
Stock-based compensation expense	—	—	9,162	—	—	9,162
Issuance of options in-lieu of bonus	—	—	441	—	—	441
Net loss	—	—	—	(82,508)	—	(82,508)
Other comprehensive income (loss)	—	—	—	—	158	158
BALANCE, December 31, 2022	48,063,358	$5	$352,828	$(348,823)	$51	$4,061

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2022	2021
OPERATING ACTIVITIES:
Net loss	$(82,508)	$(105,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,162	11,177
Issuance of options in-lieu of bonus	441	—
Amortization of insurance premium	3,589	4,282
Amortization of operating lease right-of-use assets	441	415
Amortization of leasehold improvements	2	—
Change in operating lease liability	(442)	(404)
Change in fair value of warrant liability	66	—
Changes in operating assets and liabilities:
Financed insurance premium	(3,105)	(4,435)
Prepaid expenses	359	(1,654)
Accounts payable	(4,927)	8,821
Accrued expenses and other current liabilities	(1,635)	(3,346)
Other liabilities	464	—
Net cash used in operating activities	(78,093)	(90,728)
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(64,218)	(121,589)
Proceeds from sale of available-for-sale securities	—	5,538
Proceeds from maturities of available-for-sale securities	77,388	128,484
Net cash provided by investing activities	13,170	12,433
FINANCING ACTIVITIES:
Proceeds from June Offering issuance of shares and prefunded warrants	27,811	—
Proceeds from February Offering, net of cash issuance costs of $169	—	74,421
Proceeds from financed insurance premium	3,105	4,434
Repayments of short-term borrowings	(3,273)	(4,718)
Exercise of stock options for common stock under Equity Incentive Plan	49	511
Exercise of Warrants	—	69
Net cash provided by financing activities	27,692	74,717
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(37,231)	(3,578)
Cash and cash equivalents at beginning of period	53,888	57,466
Cash and cash equivalents at end of period	$16,657	$53,888
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Initial measurement of warrant liability	$21,835	$—
Conversion of warrant liability to equity for warrant exercises	$1,417	$—
Reclassification of prefunded warrant liability to equity	$6,827	$—
Unrealized gain (loss) on marketable securities	$158	$5

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

On January 26, 2022, the Company entered into an equity distribution agreement (the “Cowen Equity Distribution Agreement) with Cowen and Company, LLC (“Cowen”), as a sales agent, to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. As of December 31, 2022, the Company has not sold any shares of common stock pursuant to the Cowen Equity Distribution Agreement.

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

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. We are actively pursuing several potential financing options. While we continue to explore opportunities to raise additional equity capital in the public markets, this has proven to be challenging in the biotech sector recently. Other options for structured finance which we continue to explore include a PIPE (private investment in public equity), debt, convertible debt, and synthetic royalty financing. Synthetic royalty financing, in particular, has become a favorable option for many companies for funding ongoing clinical development in late-stage and pre-approval programs. We have engaged an investment bank and we are specifically exploring this option in the near term. Additionally, we are in active dialogue with several potential partners regarding business development opportunities related to one or more of our programs. There can be no assurances that our discussions with any of the current counterparties will be successful, and the Company expects to continue to pursue additional opportunities.

As reflected in the accompanying financial statements, the Company incurred a net loss of $82.5 million for the year ended December 31, 2022 and has an accumulated deficit of $348.8 million as of December 31, 2022. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe provides a source of capital to the Company based on clinical and regulatory milestones. We received a $10.7 million upfront payment from Advanz Pharma in January 2023 in conjunction with signing the agreement. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals and potential revenues. However, there are no guarantees that this will materialize timely or at all, and delays or unexpected data could disrupt this potential liquidity. Broadly, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. As of December 31, 2022, our cash, cash equivalents and marketable securities totaled $30.6 million. Given our planned expenditures for the next twelve months, we have concluded there is substantial doubt regarding our ability to continue as a going concern for a year beyond the date of these financial statements. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the Company's ability to continue as a going concern as of the date of the financial statements and the reported amounts of expenses during the reporting period. In preparing the financial statements, management used estimates in the following areas, among others: prepaid and accrued expenses; warrant liability valuation; stock-based compensation expense; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.

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

Operating leases are included in operating lease right-of-use asset, current portion of operating lease liabilities, and noncurrent portion of operating lease liabilities in the balance sheet as of December 31, 2022 and 2021.

Clinical hold-back, long-term

As part of the regulatory approval process for taking its products to market, the Company enters into certain Clinical Trial Agreements (CTAs) which include, among other things, the compensation and payment schedule the participating medical institutions and physicians will receive for all costs in connection with the clinical trial (or study) under the terms of the CTA. As individual patients are enrolled in the study by the participating medical institution or physician, the Company pays certain per study fees according to the CTA for the duration of the trial. As invoices are received by the Company from the medical institution or physician, the Company retains an agreed upon percentage of total invoiced costs, generally ranging between 5% - 10%, that is withheld from payment until the end of the study.

These retained amounts are recorded as clinical holdback, a liability, on the accompanying balance sheets, and all expenses incurred in connection with these CTA activities are expensed as services are provided, which are included as research and development expenses on the accompanying statements of operations.

The following table shows the activity within the clinical holdback liability accounts for the year ended December 31, 2022:

(in thousands)
Balance as of December 31,2021	$—
Clinical holdback retained	464
Clinical holdback paid	—
Balance as of December 31,2022	$464
Less: clinical holdback current portion	—
Clinical holdback - long-term portion	$464

There was no clinical holdback during the year ended December 31, 2021.

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

As of December 31, 2022 and 2021, the Company did not have any deferred offering costs recorded in prepaid and other current assets.

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

The Company recognizes tax liabilities from an uncertain tax position only if it is more likely than not that the tax position will not be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. There are no uncertain tax positions that have been recognized in the accompanying financial statements. The Company is required to file tax returns in the U.S. federal jurisdiction and in the states of New York, California, Massachusetts, New Jersey, and New York City. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits, if any, as part of income tax expense. No such interest and penalties have been accrued as of December 31, 2022 and 2021.

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

2. LICENSE AGREEMENT

Columbia University

In October 2016, the Company entered into a license agreement (the “2016 Columbia Agreement”) with the Trustees of Columbia University (“Columbia University”) to obtain an exclusive royalty-bearing sublicensable license in respect to certain patents. As part of the consideration for entering into the 2016 Columbia Agreement, the Company issued to Columbia University shares equal to 5% of its outstanding common stock on a fully diluted basis at the time of issue. The common stock had a fair value of $0.5 million at the time of issuance. The Company will be required to make further payments to Columbia University of up to an aggregate of $1.3 million for the achievement of specified development and regulatory milestones, and up to an aggregate of $1.0 million for the achievement of a specified level of aggregate annual net sales, in each case in connection with products covered by the 2016 Columbia Agreement. The Company will also be required to pay tiered royalties to Columbia University in the low- to mid-single digit percentages on the Company’s, its affiliates’ and its sublicensees’ net sales of licensed products, subject to specified offsets and reductions. In addition, the Company is required to make specified annual minimum royalty payments to Columbia

University, which is contingent upon the approval of the licensed products, in the mid-six figures beginning on the 10th anniversary of the effective date of the 2016 Columbia Agreement. When we grant sublicenses under the 2016 Columbia Agreement we are required to pay Columbia University a portion of the net sublicensing revenue received from such third parties, at percentages between 10% and 20%, depending on the stage of development at the time such revenue is received from such third parties. The Advanz Agreement includes a sublicense under the 2016 Columbia Agreement.

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

In July 2022, following regulatory changes impacting development of the class of PI3k inhibitors and the Company’s decision to discontinue its early stage preclinical PI3k program, the Company and Columbia entered into an agreement terminating the 2019 Columbia Agreement (the “2022 Columbia Termination Agreement”) as of July 25, 2022. Under the terms of the 2022 Columbia Termination Agreement, the Company assigned certain regulatory documents regarding the preclinical PI3k inhibitor AT-104 to Columbia and granted Columbia a non-exclusive royalty free license (with rights to sublicense any future Columbia licensee) under certain know-how, technical information and data relating to AT-104 that was developed by the Company during the term of the 2019 Columbia Agreement.

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

During the years ended December 31, 2022 and 2021, the Company recorded $0 and $0 in research and development expense, respectively, and $0.2 million and $0.2 million, respectively, in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $2.7 million in expense from the execution of the Columbia Agreements through December 31, 2022.

As of December 31, 2022, the Company had $0.1 million due to Columbia University included in accrued expenses and $0 included in accounts payable. As of December 31, 2021, the Company had $12,000 due to Columbia University included in accrued expenses and $0.1 million included in accounts payable.

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

Under the terms of the 2020 Miami License Agreement, the Company was obligated to pay UM an up-front non-refundable license fee of $1.1 million, and a second non-refundable license fee of $0.5 million due on the first anniversary of the date of the license. The Company will be required to make further payments to UM of up to an aggregate $2.2 million for the achievement of specified patenting and development milestones, and up to an aggregate of $4.1 million for achievement of late stage regulatory milestones. The Company will also be required to pay royalties ranging from 0.88% - 5% on the Company’s, the Company’s affiliates’ and the Company’s sublicensees’ net sales of licensed products. When the Company sublicenses the rights granted under the 2020 Miami License Agreement to one or more third parties, the Company will be required to pay to UM a portion of the non-royalty sublicensing revenue received from such third parties ranging from 15% – 25%. The Advanz Agreement includes a sublicense under the 2020 Miami License Agreement.

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

The Company recorded $0.1 million and $0 in research and development expense and general and administrative expense, respectively, during the year-ended December 31, 2022. As of December 31, 2022, the Company had $0.3 million in accrued expenses.

The Company recorded $0.03 million and $0 in research and development expense and general and administrative expense, respectively, during the year-ended December 31, 2021. As of December 31, 2021, the Company had $0.3 million in accrued expenses.

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

2020 Miami Sponsored Research Agreement

On December 14, 2020, the Company entered into a research agreement with the University of Miami (the “2020 Miami Research Agreement”), under which the University of Miami will conduct a research study relating to SORD neuropathy and deliver a final report on the study to the Company. The term of the research agreement was from December 14, 2020 through December 30, 2021, and was extended through August 31, 2022. The total consideration for the 2020 Miami Research Agreement was $0.3 million.

During the years ended December 31, 2022 and 2021, the Company recorded $48,000 and $0.2 million in research and development expenses, respectively, in relation to the 2020 Miami Research Agreement. As of December 31, 2022 and 2021, the Company had $1.0 million and $0.2 million, respectively, in accrued expenses.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of December 31, 2022 and 2021, the Company's financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies section.

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$1,337	$—	$—	$1,337
Money market funds	15,320	—	—	15,320
Total cash and cash equivalents	$16,657	$—	$—	$16,657
U.S. government agency debt securities	—	13,923	—	13,923
Total marketable securities	$—	$13,923	$—	$13,923
Total financial assets measured at fair value on a recurring basis	$16,657	$13,923	$—	$30,580
Warrant liabilities - Common Warrants	—	—	13,657	13,657
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$13,657	$13,657

	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$12,671	$—	$—	$12,671
Money market funds	41,217	—	—	41,217
Total cash and cash equivalents	$53,888	$—	$—	$53,888
U.S. government agency debt securities	—	26,935	—	26,935
Total marketable securities	$—	$26,935	$—	$26,935
Total financial assets measured at fair value on a recurring basis	$53,888	$26,935	$—	$80,823

Investments in certificate of deposits, corporate bonds, and U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of corporate bonds and U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period. With regard to commercial paper, all of the securities had high credit ratings and one year or less to maturity; therefore, fair value was derived from accretion of purchase price to face value over the term of maturity or quoted market prices for similar instruments if available. During the period ended December 31, 2022 and 2021, there were no transfers of financial assets between Level 1 and Level 2.

On June 27, 2022 the Company issued Common Warrants exercisable for 30,000,000 shares of common stock and Pre-Funded Warrants exercisable for 10,000,000 shares of common stock in connection with the June Offering (see note 1 and note 8 for more information on the June Offering). The Common Warrants were accounted for as liabilities under ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), as these warrants provide for a settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. The Pre-Funded Warrants were initially recorded at fair value as a liability as the Company could be required to settle the Pre-Funded Warrants in cash under certain circumstances. In December 2022, the Company amended the Pre-Funded Warrants to remove the potential requirement that they could be settled in cash under certain circumstances.  Upon the amendment to the Pre-Funded Warrants, the Pre-funded Warrants liability was reclassified to equity, using their fair value as of the amendment date.

These Common Warrant liabilities were measured at fair value at inception and are then subsequently measured on a recurring basis, with changes in fair value recognized in other income (expense) within the Company’s statement of operations.

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

	Warrant Liability
	Common Warrant	Pre-Funded Warrant
Balance as of January 1, 2022	$—	$—
Initial fair value of Warrant Liability	13,734	8,101
Warrants exercised	—	(1,417)
Change in fair value	(77)	143
Reclassification of pre-funded warrant liability to equity		(6,827)
Balance as of December 31, 2022	$13,657	$—

The inputs utilized by management to value the warrant liability for Common and Pre-Funded Warrants are highly subjective. The assumptions used in calculating the fair value of the warrant liability for Common and Pre-Funded Warrants represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the fair value of the warrant liability for Common Warrants may be materially different in the future.

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

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of December 31, 2022				As of December 31, 2021
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
US government agency debt security	$13,873	$50	$—	$13,923	$27,042	$1	$(108)	$26,935
Total	$13,873	$50	$—	$13,923	$27,042	$1	$(108)	$26,935

As of December 31, 2022, the Company’s investment portfolio reported no unrealized loss. Based on its evaluations, the Company determined that a credit loss allowance is not required since the decline was not related to underlying credit issues of the counterparties. The counterparties to these investments have high credit quality with investment grade ratings of at least AA+ or above, along with a history of no defaults. No single investment in the portfolio had an individually material unrealized loss and in the aggregate. In addition, the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost bases. Accordingly, based on the foregoing evaluation, the Company did not record any credit losses during the year ended December 31, 2022 and 2021. Unrealized gains are also reflected, net of tax, as other comprehensive income (loss) in the Statements of Comprehensive Loss.

Contractual maturities of the Company’s marketable securities are summarized as follows (in thousands):

	As of December 31, 2022				As of December 31, 2021
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$13,873	$50	$—	$13,923	$27,042	$1	$(108)	$26,935
Due in one through two years	—	—	—	—	—	—	—	—
Total	$13,873	$50	$—	$13,923	$27,042	$1	$(108)	$26,935

At December 31, 2022, the Company had $50,000 of gross unrealized gains and $0 of gross unrealized losses primarily due to fluctuations in the fair value of certain U.S. government agency debt securities.

During the year ended December 31, 2022, the Company recorded gross realized losses of $0.2 million and gross realized gains of $16,000 from the redemption of marketable securities.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2022 are as follows:

As of December 31, 2022
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

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2021 are as follows:

	As of December 31, 2021
	Securities in an unrealized loss position less than 12 months		Securities in an unrealized loss position greater than 12 months		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
US government agency debt security	$(108)	$17,696	$—	$—	$(108)	$17,696
Total	$(108)	$17,696	$—	$—	$(108)	$17,696

5. PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
(in thousands)	2022	2021
Prepaid research and development expenses	$4,272	$4,483
Insurance premium asset	1,131	1,616
Prepaid rent expenses	99	117
Prepaid insurance expenses	71	105
Prepaid commercial and patient advocacy	206	254
Research and development tax credit receivable	252	502
Interest receivable	23	23
Other prepaid expenses and current assets	674	471
Total prepaid expenses & other current assets	$6,728	$7,571

6. ACCRUED EXPENSE AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
(in thousands)	2022	2021
Accrued pre-clinical and clinical expenses	$8,877	$9,912
Short-term insurance financing note	622	789
Accrued professional fees	1,218	419
Accrued compensation and benefits	2,301	2,779
Accrued commercial expenses	896	1,394
Accrued patent expenses	361	279
Other	481	987
Total accrued expenses & other current liabilities	$14,756	$16,559

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

As of December 31, 2022, there were 1,096,493 shares of common stock available for issuance under the 2019 Plan. On January 1, 2023, there were 2,403,167 shares that became issuable for future grants subject to the adjustments provided in the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees (in thousands):

	Year Ended
	December 31,
(in thousands)	2022	2021
Research and development	$3,619	$2,759
General and administrative	5,543	8,418
Total stock-based compensation expense	$9,162	$11,177

Stock Option Activity

During the year ended December 31, 2022, and 2021 the Company granted options to purchase 767,913 and 406,752 shares of common stock, respectively. For the years ended December 31, 2022, and 2021, amortization of stock compensation of options amounted to $7.8 million and $9.3 million, respectively. As of December 31, 2022, the total unrecognized stock-based compensation balance for unvested options was $8.1 million, which is expected to be recognized over 2.2 years. The weighted-average fair value of options granted during the years ended December 31, 2022, and December 31, 2021, were $1.79 per share and $8.43 per share, respectively.

The following table summarizes the information about options outstanding at December 31, 2022:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2021	4,704,888	$13.29	7.7	$10,305
Options granted	767,913	1.39
Options exercised	(47,602)	1.04		21
Forfeited	(377,378)	19.90
Expired	(173,774)	26.82
Outstanding at December 31, 2022	4,874,047	$1.97	6.9	$—

Exercisable at December 31, 2022	3,859,880	$2.21	6.6	$—
Nonvested at December 31, 2022	1,014,167	$1.05	8.3	$—

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the years ended December 31, 2022 and 2021.

	Year Ended
	December 31,
	2022	2021
Expected term (in years)	5.7	5.8
Volatility	75.83%	71.92%
Risk-free interest rate	2.13%	1.08%
Dividend yield	—%	—%

Restricted Stock Unit Activity

During the year ended December 31, 2022, the Company granted 605,600 restricted stock units (“RSUs”). For the years ended December 31, 2022 and December 31, 20201 amortization of stock compensation of RSUs amounted to $1.3 million and $1.9 million, respectively. As of December 31, 2022, the unamortized compensation costs associated with non-vested restricted stock awards was $3.5 million with a weighted-average remaining amortization period of 3.2 years.

The following table summarizes the information about restricted stock units outstanding at December 31, 2022:

		Weighted-Average
		Grant Date	Aggregate
(in thousands, except for share data)	Shares	Fair Value	Intrinsic Value
Outstanding at December 31, 2021	469,485	$18.05	$4,202
Awarded	605,600	2.33
Released	(50,242)	24.57
Forfeited	(209,334)	18.10
Outstanding at December 31, 2022	815,509	$5.96	$620
Nonvested at December 31, 2022	815,509	$5.73	$582

Weighted Average Remaining Recognition Period (in years)	3.2

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of December 31, 2022, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of December 31, 2022, the authorized capital stock of the Company consists of 200,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of

December 31, 2021, the authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

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

Cowen Equity Distribution Agreement

On January 26, 2022, the Company entered into the Cowen Equity Distribution Agreement to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. As of December 31, 2022, the Company has not sold any shares of common stock pursuant to the Cowen Equity Distribution Agreement.

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

The Pre-Funded Warrants and the Common Warrants are immediately exercisable and will expire five years from the date of issuance. Holders may not exercise any Pre-Funded Warrants or Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. Holders of the Pre-Funded Warrants and/or Common Warrants (together with affiliates) who immediately prior to June 27, 2022 beneficially owned more than 9.99% of the Company’s outstanding common stock may not exercise any portion of their Pre-Funded Warrants or Common Warrants if the holder (together with affiliates) would beneficially own more than 19.99% of the Company’s outstanding common stock after exercise. The Pre-Funded Warrants and Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants and/or Common Warrants will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants and/or Common Warrants immediately prior to such transaction. The Pre-

Funded Warrants and Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which the Company’s stockholders are entitled.

On June 28, 2022, a warrantholder exercised 1,750,000 Pre-Funded Warrants on a cash basis and received 1,750,000 shares of common stock. The Company received $175 in cash proceeds for the exercise of these Pre-Funded Warrants.

As of December 31, 2022, the Company had 8,250,000 Pre-Funded Warrants outstanding with a weighted average exercise price of $0.0001 per share and an average contractual life of 5 years. As of December 31, 2022, the Company had 30,000,000 Common Warrants outstanding with a weighted average exercise price of $1.00 per share and an average contractual life of 5 years.

The Common Warrants were accounted for as liabilities under ASC 815-40, as these warrants provide for a settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. These warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations. The Pre-Funded Warrants were initially recorded at fair value as a liability as the Company could be required to settle the Pre-Funded Warrants in cash in the event of an acquisition of the Company under certain circumstances. In December 2022, the Company amended the Pre-Funded Warrants to remove the potential requirement that they could be settled in cash under certain circumstances. At December 31, 2022, the Pre-funded Warrants are recorded as equity, using their fair value as of the amendment date.

The fair value of the Common and Pre-Funded Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	3.7
Volatility	91.53%
Risk-free interest rate	4.11%
Dividend yield	0.00%

A summary of the Company’s outstanding common stock warrants as of December 31, 2022 is as follows:

Warrants
Outstanding as of December 31, 2021	125,618
Warrants granted and issued	40,000,000
Warrants exercised	(1,750,000)
Warrants exchanged	—
Outstanding as of December 31, 2022	38,375,618

10. LEASES

The following table summarizes our lease assets and liabilities as of December 31, 2022 and 2021:

		Operating (in thousands)
		December 31,	December 31,
ROU Assets and Liabilities	Balance Sheet Location	2022	2021
ROU - Asset	Right-of-use assets	$857	$1,298
Lease liabilities (current)	Operating lease liabilities, current	477	442
Lease liabilities (non-current)	Operating lease liabilities, non-current	414	891

The following table summarizes our lease related costs for the twelve months ended December 31, 2022 and 2021:

		Operating (in thousands)
Lease Cost	Statement of Operations Location	2022	2021
Operating Lease Cost	General and administrative	$489	$505
Total Lease Cost		$489	$505

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Year Ended
	December 31,	December 31,
Other Information	2022	2021
Weighted-average remaining lease term
Operating leases	1.8 years	2.8 years
Weighted-average discount rate
Operating leases	5.69%	5.69%

The following table summarizes the maturities of lease liabilities as of December 31, 2022:

Operating
Year	(in thousands)
2023	$515
2024	425
Thereafter	—
Total lease payments	940
Less: interest	49
Total lease liabilities	$891

11. INCOME TAXES

The Company’s current tax provision for the years ended December 31, 2022 and 2021 is $0 and $0, respectively. The Company’s deferred tax provision for the years ended December 31, 2022 and 2021 is $0 and $0, respectively.

A reconciliation of the Company's deferred taxes is as follows (in thousands):

	Year ended
	December 31,
	2022	2021
Deferred Tax Assets
Operating Lease Liability	$282	$420
Stock-based compensation	8,131	6,606
License fee	554	594
Net operating loss carryforwards	88,090	79,429
Research and development tax credits	21,397	14,940
Capitalized R&D expense	14,910	—
Other	1,085	1,352
Total Deferred Tax Assets	$134,449	$103,341
Valuation Allowance	$(134,177)	$(102,932)
Net Deferred Tax Assets	$272	$409
Deferred Tax Liabilities
Right of Use Asset	(272)	(409)
Net Deferred Tax Liabilities	$(272)	$(409)
Net deferred tax asset (liability)	$—	$—

Deferred tax assets result primarily from unutilized net operating losses, research tax credits, stock-based compensation, operating lease liability, and timing differences as a result of the Company reporting its income tax returns. As of December 31, 2022, the Company had approximately $280.6 million of federal operating losses (“NOLs”) carried forward. Of this amount, approximately $3.3 million will begin to expire in 2037 and approximately $277.3 million are carried forward indefinitely. The Company had approximately $572.8 million in state and city net operating loss carryforwards available to offset future taxable income.

As of December 31, 2022, the Company had federal research tax credits (R&D) of approximately $4.9 million which may be used to offset future tax liabilities. Additionally, the Company had a federal orphan drug credit (“ODC”) related to qualifying research of $16.5 million. These tax credit carryforwards will begin to expire at various times beginning in 2037 for federal purposes.

The NOL, R&D and ODC credits carry forwards are subject to review and possible adjustment by the U.S. and state tax authorities. NOL carry forwards and credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders, as defined under Sections 382 and 383 Internal Revenue Code. This could limit the amount of NOLs and credits that the Company can utilize annually to offset future taxable income or tax liabilities. As of December 31, 2022, the Company has not performed such an analysis. Subsequent ownership changes and proposed future changes to tax rules in respect of the utilization of losses carried forward may further affect the limitation in future years.

In assessing the realizability of the Company’s deferred tax assets, management considers whether or not it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company’s assessment is based on the weight of available evidence, including cumulative losses since inception and expected future losses and, as such, the Company does not believe it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established and no deferred tax assets and related tax benefit have been recognized in the accompanying financial statements. At December 31, 2022 and 2021, the Company recorded valuation allowances of $134.2 million and $102.9 million, respectively. The increase in valuation allowance is primarily driven by additional net operating loss.

The Company files its income tax returns in the United States, New York State, New York City, California, Massachusetts, and New Jersey. All years remain subject to examination for federal and state purpose.

The U.S. federal statutory corporate tax rate reconciles to the Company’s effective tax rate for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Federal statutory rate	21.0%	21.0%
State and local taxes net of federal tax benefit	10.2	10.7
Credits	7.8	5.6
Permanent Differences	(0.1)	0.5
Change in valuation allowance	(37.9)	(37.7)
Stock Compensation	(1.1)	—
Other	0.1	(0.1)
Total	0.0%	0.0%

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s Board. The Company made approximately $0.4 million and $0.2 million in matching contributions to the plan during the year ended December 31, 2022 and 2021, respectively.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the years ended December 2022 and 2021, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Years Ended
	December 31,
(in thousands, except for share data)	2022	2021
Numerator:
Net loss	$(82,508)	$(105,584)
Denominator:
Weighted-average common stock outstanding	37,825,431	25,598,181
Net loss per share attributable to common stockholders - basic and diluted	$(2.18)	$(4.12)

The Company’s potentially dilutive securities, which include restricted stock units, stock options and common warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at December 31, 2022 and 2021, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of
	December 31,
	2022	2021
Options to purchase common stock	4,874,047	4,704,888
Restricted stock units	815,509	469,485
Warrants to purchase common stock	30,125,618	125,618

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the years ended December 31, 2022 and 2021, the Company made payments to Alexandria LaunchLabs of approximately $0.1 million and $0.1 million, respectively under the LaunchLabs Agreement, which was recognized in research and development expenses. As of December 31, 2022, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement.

15. SUBSEQUENT EVENTS

On January 3, 2023, the “Company entered into an Exclusive License and Supply Agreement (the “Agreement”) with Mercury Pharma Group Limited (trading as Advanz Pharma Holdings), a company organized and existing under the laws of England and Wales (“ADVANZ PHARMA”), a UK headquartered global pharmaceutical company with a strategic focus on specialty, hospital, and rare disease medicines in Europe. Pursuant to the Agreement, the Company granted ADVANZ PHARMA the exclusive right and license to commercialize drug products containing AT-007 (also known as govorestat), the Company’s proprietary Aldose Reductase Inhibitor (ARI) (the “Licensed Product”), for use in treatment of sorbitol dehydrogenase deficiency (“SORD”) and Galactosemia in humans (each, a “Licensed Indication”) in the European Economic Area, Switzerland and the United Kingdom (the “Territory”). The Company also grants ADVANZ PHARMA a right of negotiation and “most-favored nation” rights with respect to acquiring the European commercialization rights for any additional indications for which the Licensed Product may be developed in the future (or any other products the Company may develop solely to the extent used for the Licensed Indications).

ADVANZ PHARMA is required to use commercially reasonable efforts to launch and commercialize the Licensed Products in the major markets in the Territory in each Licensed Indication following, and subject to, receipt of marketing authorization therein. Under the Agreement, ADVANZ PHARMA agrees to pay the Company (i) an upfront payment of EUR 10 million (approx. USD $10.7 million), and certain development milestone payments upon clinical trial completions and receipt of marketing authorization in the Territory, as well as certain commercial milestone payments, totaling EUR 134 million (approx. USD $142.2 million) in the aggregate, and (ii) royalties of 20% of net sales of the Licensed Product. Such royalty rate will be payable on a country-by-country basis until the later of (i) the expiration of the licensed patents covering the composition of matter of AT-007, or (ii) 10 years after the European Medicines Agency’s grant of marketing authorization for the Licensed Product. The royalties are subject to certain deductions, including certain secondary finishing costs, certain step-in establishment costs and a portion of fees for any potential third party patent licenses if applicable in the future. Following the initial term of the license, as described above, the royalty rate shall be reduced to 10% and shall continue in perpetuity unless the Agreement is terminated in various circumstances in accordance with its terms.

Certain of the patents licensed to ADVANZ PHARMA under the Agreement are sub-licensed from the University of Miami and Columbia University, and thus remain subject to certain obligations of the Company (including royalty obligations) to such institutions.

Under the Agreement, the Company remains responsible for development of the Licensed Product, and must conduct such development through grant of marketing authorizations in the Licensed Indications in the Territory and as otherwise required under such marketing authorization, in accordance with any timeframe required by regulatory authorities. The Company retains sole responsibility for the conduct of all clinical trials (subject in some circumstances to cost-sharing with ADVANZ PHARMA), unless the Company provides ADVANZ PHARMA prior consent to conduct certain studies following marketing authorization, or ADVANZ PHARMA exercises certain step-in rights (as described below). The Company also agrees to manufacture and supply the Licensed Product in bulk form to ADVANZ PHARMA. ADVANZ PHARMA is responsible for secondary packaging and release for the Territory.

The Agreement includes indemnification obligations on the part of both parties for third-party claims arising out of, among other things, a breach of the Agreement; an election by the other party not to initiate a recall; gross negligence or willful misconduct; and violation of applicable laws. In addition, both parties have agreed to indemnification obligations for third party liability product liability claims and certain exclusions from liability disclaimers, such as for breaches of confidentiality, death or personal injury caused by negligence or willful default.

In certain circumstances, including in the event of specified supply shortages, bankruptcy and certain other financial events, a force majeure event lasting more than three months, or termination as a result of the Company’s gross negligence or willful misconduct, ADVANZ PHARMA may exercise certain step-in rights. Such step-in rights include the ability for ADVANZ PHARMA to perform its own supply arrangements, and in some cases, specified development rights in the Licensed Indications in the Territory and assignment of certain contract rights. In all such circumstances, ADVANZ PHARMA must continue to pay royalties and milestone payments. ADVANZ PHARMA may recoup certain of its manufacturing and development establishment costs, and deduct such costs from royalties.

The Company may terminate the Agreement upon certain specified events, including ADVANZ PHARMA’s failure to launch or achieve certain sales threshold for the Licensed Product in major markets within a certain timeframe, or if ADVANZ PHARMA challenges a licensed patent, and either party may terminate the Agreement upon the other party’s material breach or insolvency, certain material safety issues or a force majeure event of the other party lasting longer than six months. ADVANZ PHARMA may also terminate the agreement if the Licensed Product does not receive marketing authorization for use in a Licensed Indication in any country in the Territory by a specified date, or in the event of the Company’s gross negligence or willful misconduct (subject to a cure period).

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.      CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures

As of December 31, 2022, our management, with the participation of our Chief Executive Officer and our Interim Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Interim Principal Financial Officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION.

None.

ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the information that will be contained in our 2023 Proxy Statement under the captions “Proposal 1 - Election of Directors,” “Principal Stockholders,” “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” and “Audit Committee Report.”

ITEM 11.      EXECUTIVE AND DIRECTOR COMPENSATION.

The information required by Item 11 is incorporated by reference to the information that will be contained in our 2023 Proxy Statement under the captions “Executive and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Named Executives,” “Summary Compensation Table,” “Equity Incentive Plans,” “Non-Employee Director Compensation,” “Stock Option Grants,” “Outstanding Equity Awards at Fiscal Year-End,” “Health and Welfare Retirement Benefits,” and “Potential Payments and Benefits Upon Termination or Change-in-Control.”

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the information that will be contained in our 2023 Proxy Statement under the caption “Principal Stockholders.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the information that will be contained in our 2023 Proxy Statement under the caption “Certain Relationships and Transactions.”

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the information that will be contained in our 2023 Proxy Statement under the caption “Independent Registered Public Accounting Firm”.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report

1. Financial Statements:
The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report:

Item	Page
Report of Independent Registered Public Accounting Firm PCAOB Firm ID: 00042	F-1
Balance Sheets as of December 31, 2022 and 2021	F-2
Statements of Operations for the years ended December 31, 2022 and 2021	F-3
Statements of Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021	F-4
Statement of Changes in Shareholders’ Equity for the years ended December 31, 2021 and 2022	F-5
Statements of Cash Flows for the years ended December 31, 2022 and 2021	F-6
Notes to Financial Statements	F-7

2. Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K
The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38898	3.1	October 28, 2022

3.3+	Amended and Restated Bylaws of the Registrant.

4.1+	Registration Rights Agreement, dated November 7, 2019, by and among the Registrant and the Purchasers.	8-K	001-38898	10.2	November 12, 2019

4.2+	Form of Common Stock Certificate of the Registrant.	10-Q	001-38898	4.1	August 12, 2019

4.3+	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated November 5, 2018.	S-1/A	333-230838	4.2	April 29, 2019

4.4+	Form of Warrant, issued to affiliates of Brookline Capital Markets, a division of CIM Securities, LLC on March 13, 2017.	S-1/A	333-230838	4.3	April 29, 2019

4.5+	Form of Warrant, issued to affiliates of Brookline Capital Markets, a division of CIM Securities, LLC on November 5, 2018.	S-1/A	333-230838	4.4	April 29, 2019

4.6+	Form of Warrant, issued to affiliates of Brookline Capital Markets, a division of CIM Securities, LLC on April 9, 2019.	S-1/A	333-230838	4.5	April 29, 2019

4.7+	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-38898	4.1	June 27, 2022

4.8+	Form of Common Warrant to Purchase Common Stock	8-K	001-38898	4.2	June 27, 2022

4.9+	Description of securities registered under Section 12 of the Exchange Act.	10-K	001-38898	4.7	March 13, 2020

10.1*+	Forms of Indemnity Agreement by and between the Registrant and its directors and executive officers.	S-1/A	333-230838	10.1	April 29, 2019

10.2*+	2019 Equity Incentive Plan.	S-1/A	333-230838	10.2	April 29, 2019

10.3*+	Forms of Option Grant Notice and Option Agreement under 2019 Equity Incentive Plan.	S-1/A	333-230838	10.3	April 29, 2019

10.4*+	Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2019 Equity Incentive Plan.	S-1/A	333-230838	10.4	April 29, 2019

10.5*+	2016 Equity Incentive Plan, as amended.	S-1/A	333-230838	10.5	April 29, 2019

10.6*+	Forms of Stock Option Agreement under the 2016 Equity Incentive Plan, as amended.	S-1/A	333-230838	10.6	April 29, 2019

10.7*+	2019 Employee Stock Purchase Plan	S-1/A	333-230838	10.7	April 29, 2019

10.8†+	Exclusive License Agreement by and between the Registrant and The Trustees of Columbia University in the City of New York, dated October 26, 2016.	S-1	333-230838	10.11	April 12, 2019

10.9†	Exclusive License Agreement by and between the Registrant and Mercury Pharma Group Limited, dated January 3, 2023.

10.10*+	Employment Agreement, by and between the Registrant and Riccardo Perfetti, dated August 28, 2019.	10-Q	001-38898	10.1	November 13, 2019

10.11*	Employment Agreement, by and between the Registrant and Shoshana Shendelman, dated March 9, 2020.	10-K	001-38898	10.13	March 13, 2020

10.12*	Amendment to Employment Agreement, by and between the Registrant and Riccardo Perfetti, dated March 9, 2020.	10-K	001-38898	10.14	March 13, 2020

10.13*	Offer Letter, by and between Steven Ortega and the Registrant, dated February 1, 2021.	10-K	001-38898	10.15	March 10, 2022

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Shoshana Shendelman, President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Steven Ortega, Chief Accounting Officer (Interim Principal Financial Officer).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.

32.2	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.

101.INS	Inline XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extensions Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Indicates a management contract or compensatory plan.

† Portions of this exhibit have been omitted.

+ Previously filed.

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied Therapeutics, Inc.

Dated: March 23, 2023	/s/ Shoshana Shendelman
Name: Shoshana Shendelman, Ph.D.
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 23rd of March 2023.

Name	Title	Date

/s/ Shoshana Shendelman	Chair of the Board	March 23, 2023
President and Chief Executive Officer
Shoshana Shendelman, Ph.D.	(Principal Executive Officer)

/s/ Steven Ortega	Chief Accounting Officer	March 23, 2023
Steven Ortega	(Principal Accounting Officer and Interim Principal Financial Officer)

/s/ Les Funtleyder	Director	March 23, 2023
Les Funtleyder

/s/ Teena Lerner	Director	March 23, 2023
Teena Lerner, Ph.D.

/s/ Stacy Kanter	Director	March 23, 2023
Stacy Kanter

/s/ Joel S. Marcus	Director	March 23, 2023
Joel S. Marcus

/s/ Jay S. Skyler	Director	March 23, 2023
Jay S. Skyler, M.D., MACP