Form 10-Q
period 2023-03-31
Applied Therapeutics Inc.
filed 2023-05-11
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 57,849,292 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	As of	As of
	March 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,917	$16,657
Investments	—	13,923
Prepaid expenses and other current assets	6,146	6,728
Total current assets	29,063	37,308
Operating lease right-of-use asset	743	857
Security deposits and leasehold improvements	198	198
TOTAL ASSETS	$30,004	$38,363
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$483	$477
Accounts payable	5,555	4,534
Accrued expenses and other current liabilities	14,025	14,756
Warrant liability	13,188	13,657
Total current liabilities	33,251	33,424
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	291	414
Clinical holdback - long-term portion	534	464
Total noncurrent liabilities	825	878
Total liabilities	34,076	34,302
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 48,113,561 shares issued and outstanding as of March 31, 2023 and 48,063,358 shares issued and outstanding as of December 31, 2022	5	5
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	354,883	352,828
Accumulated other comprehensive gain/(loss)	—	51
Accumulated deficit	(358,960)	(348,823)
Total stockholders' equity	(4,072)	4,061
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,004	$38,363

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
REVENUE:
License Revenue	$10,660	$—
Total Revenue	10,660	—
OPERATING EXPENSES:
Research and development	$15,935	$15,030
General and administrative	5,583	8,071
Total operating expenses	21,518	23,101
LOSS FROM OPERATIONS	(10,858)	(23,101)
OTHER INCOME (EXPENSE), NET:
Interest income	221	76
Change in fair value of warrant liabilities	469	—
Other expense	31	(96)
Total other income, net	721	(20)
Net loss	$(10,137)	$(23,121)
Net loss attributable to common stockholders—basic and diluted	$(10,137)	$(23,121)
Net loss per share attributable to common stockholders—basic and diluted	$(0.18)	$(0.88)
Weighted-average common stock outstanding—basic and diluted	56,357,983	26,215,514

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net Loss	$(10,137)	$(23,121)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(51)	27
Other comprehensive gain (loss), net of tax	(51)	27
Comprehensive income (loss), net of tax	$(10,188)	$(23,094)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2022	26,215,514	$3	$328,958	$(266,315)	$(107)	$62,539
Restricted Stock Units released for common stock issued under Equity Incentive Plan	21,417	—	—	—	—	—
Restricted Stock Units released for common stock not yet issued	(21,417)	—	—	—	—	—
Stock-based compensation expense	—	—	2,077	—	—	2,077
Issuance of options in-lieu of bonus	—	—	441	—	—	441
Net loss	—	—	—	(23,121)	—	(23,121)
Other comprehensive income (loss)	—	—	—	—	27	27
BALANCE, March 31, 2022	26,215,514	3	331,476	(289,436)	(80)	41,963

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2023	48,063,358	$5	$352,828	$(348,823)	$51	$4,061
Restricted Stock Units released for common issued under Equity Incentive Plan	50,203	—	—	—	—	—
Stock-based compensation expense	—	—	2,055	—	—	2,055
Net loss	—	—	—	(10,137)	—	(10,137)
Other comprehensive income (loss)	—	—	—	—	(51)	(51)
BALANCE, March 31, 2023	48,113,561	$5	$354,883	$(358,960)	$—	$(4,072)

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(10,137)	$(23,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,055	2,077
Issuance of options in-lieu of bonus	—	441
Amortization of insurance premium	766	1,093
Amortization of operating lease right-of-use assets	114	108
Change in operating lease liability	(117)	(106)
Change in fair value of warrant liability	(469)	—
Changes in operating assets and liabilities:
Prepaid expenses	(184)	(1,435)
Accounts payable	1,021	(3,539)
Accrued expenses and other current liabilities	(109)	72
Other liabilities	70	—
Net cash used in operating activities	(6,990)	(24,410)
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	(5,994)
Proceeds from sale of available-for-sale securities	4,944	—
Proceeds from maturities of available-for-sale securities	8,928	15,519
Net cash provided by investing activities	13,872	9,525
FINANCING ACTIVITIES:
Repayments of short-term borrowings	(622)	(789)
Net cash provided by financing activities	(622)	(789)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,260	(15,674)
Cash and cash equivalents at beginning of period	16,657	53,888
Cash and cash equivalents at end of period	$22,917	$38,214
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Unrealized gain (loss) on marketable securities	$(51)	$27

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

On January 26, 2022, the Company entered into an equity distribution agreement (the “Cowen Equity Distribution Agreement) with Cowen and Company, LLC (“Cowen”), as a sales agent, to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. As of March 31, 2023, the Company has not sold any shares of common stock pursuant to the Cowen Equity Distribution Agreement.

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

The accompanying unaudited condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022 included in the Annual Report, filed with the SEC on March 23, 2023 (the “Annual Report”).

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of March 31, 2023, results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Liquidity and Going Concern

The Company has incurred, and expects to continue to incur, significant operating losses for the foreseeable future as it continues to develop its drug candidates. To date, the Company has not generated any product revenue, and it does not expect to generate product revenue unless and until it successfully completes development and obtains regulatory approval for one of its product candidates.

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. As discussed below, we recently completed a $30 million private placement, before deducting placement agent commissions and other offering expenses (see Note 16). We continue to actively pursue several potential long-term financing options, including equity capital, debt, convertible debt, and synthetic royalty financing. Additionally, we are in active dialogue with several potential partners regarding business development opportunities related to one or more of our programs. There can be no assurances that our discussions with any of the current counterparties will be successful, and the Company expects to continue to pursue additional opportunities.

As reflected in the accompanying financial statements, the Company incurred a net loss of $10.1 million for the three months ended March 31, 2023 and has an accumulated deficit of $359.0 million as of March 31, 2023. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe provides a source of capital to the Company based on clinical and regulatory milestones. We received a $10.7 million upfront payment from Advanz Pharma in January 2023 in conjunction with signing the agreement. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals and potential revenues. However, there are no guarantees that this will materialize timely or at all, and delays or unexpected data could disrupt this potential liquidity. Broadly, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. As of March 31, 2023, our cash, cash equivalents and marketable securities totaled $22.9 million. Additionally, on April 26, 2023, the Company completed a private placement that resulted in gross proceeds of $30 million, before deducting placement agent commissions and other offering expenses (see Note 16). Given our planned expenditures for the next twelve months, we have concluded there is substantial doubt regarding our ability to continue as a going concern for a year beyond the date of this Quarterly Report on Form 10-Q is issued. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023.

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

The following table shows the activity within the clinical holdback liability accounts for the three months ended March 31, 2023:

(in thousands)
Balance as of December 31,2022	$464
Clinical holdback retained	70
Clinical holdback paid	—
Balance as of March 31,2023	$534
Less: clinical holdback current portion	—
Clinical holdback - long-term portion	$534

There was no clinical holdback during the three months ended March 31, 2022.

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

During the three months ended March 31, 2023, the Company recorded $0 in research and development expense; and $0.1 million in general and administrative expense, related to the Columbia Agreements. During the three months ended March 31, 2022, the Company recorded $0 in research and development expense and $13,000 in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $2.7 million in expense from the execution of the Columbia Agreements through March 31, 2023.

As of March 31, 2023, the Company had $0.1 million due to Columbia University included in accrued expenses and $0 included in accounts payable. As of December 31, 2022, the Company had $0.1 million due to Columbia University included in accrued expenses and $0 million included in accounts payable.

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

During the three months ended March 31, 2023 the company recorded $25,000 in research and development expense related to the Miami License Agreement.  During the three months ended March 31, 2022 the Company recorded $25,000 in research and development expense related to the 2020 Miami License Agreement. There were no general and administrative expense related to 2020 Miami License Agreement recorded during the three months ended March 30, 2023, and 2022. In aggregate, the Company has incurred $2.4 million in expense from execution of the 2020 Miami License Agreement through March 31, 2023.

The Company had $0.3 million and $0.3 million due to UM included in accrued expenses as of March 31, 2023 and December 31, 2022, respectively, relating to the 2020 Miami License Agreement.

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

During the three months ended March 31, 2023, the Company recorded $0 in research and development expense in relation to the 2020 Miami Research Agreement. During the three months ended March 31, 2022, the Company recorded $37,000 in research and development expense in relation to the 2020 Miami Research Agreement. The Company had $0.1 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively, in accrued expense in relation to the 2020 Miami Research Agreement.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of March 31, 2023, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report.

	As of March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$21,917	$—	$—	$21,917
Money market funds	1,000	—	—	1,000
Total cash and cash equivalents	$22,917	$—	$—	$22,917
U.S. government agency debt securities	—	—	—	—
Total marketable securities	$—	$—	$—	$—
Total financial assets measured at fair value on a recurring basis	$22,917	$—	$—	$22,917
Warrant liabilities - Common Warrants	—	—	13,188	13,188
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$13,188	$13,188

Investments in U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period. During the period ended March 31, 2023, there were no transfers of financial assets between Level 1 and Level 2.

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

The Company uses a Black-Scholes option pricing model to estimate the fair value of the Common and Pre-Funded Warrants, which utilizes certain unobservable inputs and is therefore considered a Level 3 fair value measurement. Certain inputs used in this Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of the Company’s control, including a potential change in control outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the Company’s warrant liabilities, which could also result in material non-cash gains or losses being reported in the Company’s condensed statement of operations.

The Common and Pre-Funded Warrants were initially valued and remeasured using a Black-Scholes option pricing model with a range of assumptions as follows:

Expected term (in years)	3.2
Volatility	93.86%
Risk-free interest rate	3.95%
Dividend yield	0.00%

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

	Warrant Liability
	Common Warrant	Pre-Funded Warrant
Balance as of January 1, 2023	$13,657	$—
Change in fair value	(469)	—
Balance as of March 31, 2023	$13,188	$—

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

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of March 31, 2023				As of December 31, 2022
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
US government agency debt security	$—	$-	$—	$—	$13,873	$50	$—	$13,923
Total	$—	$—	$—	$—	$13,873	$50	$—	$13,923

As of March 31, 2023, the Company had $0 in its investment portfolio.

Contractual maturities of the Company’s marketable securities are summarized as follows:

	As of March 31, 2023				As of December 31, 2022
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$—	$—	$—	$—	$13,873	$50	$—	$13,923
Due in one through two years	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$13,873	$50	$—	$13,923

At March 31, 2023, the Company had $0 of gross unrealized gains and $0 of gross unrealized losses.

During the three months ended March 31, 2023, the Company recorded no gross realized losses and no gross realized gains of from the sale of marketable securities.

There were no unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2023 or December 31, 2022.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Prepaid research and development expenses	$4,493	$4,272
Insurance premium asset	366	1,131
Prepaid rent expenses	163	99
Prepaid insurance expenses	52	71
Prepaid commercial and patient advocacy	233	206
Research and development tax credit receivable	262	252
Interest receivable	23	23
Other prepaid expenses and current assets	554	674
Total prepaid expenses & other current assets	$6,146	$6,728

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Accrued pre-clinical and clinical expenses	$11,253	$8,877
Short-term insurance financing note	-	622
Accrued professional fees	387	1,218
Accrued compensation and benefits	707	2,301
Accrued commercial expenses	860	896
Accrued patent expenses	407	361
Other	411	481
Total accrued expenses & other current liabilities	$14,025	$14,756

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

As of March 31, 2023, there were 968,529 shares of common stock available for issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees (in thousands):

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Research and development	$862	$856
General and administrative	1,193	1,221
Total stock-based compensation expense	$2,055	$2,077

Stock Option Activity

During the three months ended March 31, 2023 the Company did not grant any options to shares of common stock. For the three months ended March 31, 2023, amortization of stock compensation of options amounted to $1.6 million and for the three months ended March 31, 2022, amortization of stock compensation of options amounted to $2.1 million. As of March 31, 2023 and 2022, the total unrecognized stock-based compensation balance for unvested options was $6.4 million and $13.0 million, respectively, which is expected to be recognized over 2.1 years and 2.4 years, respectively. The weighted-average fair value per share of options granted during the three months ended March 31, 2023 and 2022 was $0 and $2.22, respectively.

The following table summarizes the information about options outstanding at March 31, 2023:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2022	4,874,047	$1.97	6.9	$—
Options granted	-
Options exercised	-
Forfeited	(26,902)
Expired	(8,048)
Outstanding at March 31, 2023	4,839,097	$1.98	6.6	$—

Exercisable at March 31, 2023	4,043,481	$2.16	6.4	$—
Nonvested at March 31, 2023	795,616	$1.05	8.2	$—

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022
Expected term (in years)	—	5.5
Volatility	—%	69.68%
Risk-free interest rate	—%	1.56%
Dividend yield	—%	—%

Restricted Stock Unit Activity

During the three months ended March 31, 2023, the Company granted 2,575,000 RSUs to shares of common stock. For the three months ended March 31, 2023 and 2022, amortization of stock compensation of RSUs amounted to $0.5 million and $0.1 million, respectively. As of March 31, 2023 and 2022, the unamortized compensation costs associated with non-vested restricted stock awards were $5.5 million and $5.4 million, respectively, with a weighted-average remaining amortization period of 3.6 and 3.4 years, respectively.

The following table summarizes the information about restricted stock units outstanding at March 31, 2023:

		Weighted-Average
		Grant Date	Aggregate
(in thousands, except for share data)	Shares	Fair Value	Intrinsic Value
Outstanding at December 31, 2022	815,509	$5.96	$ $ 620
Awarded	2,575,000	0.99
Released	(50,203)	9.44
Forfeited	(6,408)	11.50
Outstanding at March 31, 2023	3,333,898	$5.96	$2,704
Nonvested at March 31, 2023	3,256,670	$1.89	$2,641

Weighted Average Remaining Recognition Period (in years)	3.6

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of March 31, 2023, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of March 31, 2023, and December 31, 2022, the authorized capital stock of the Company consisted of 200,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share, respectively.

Common Stock

Goldman Equity Distribution Agreement

In June 2020, the Company entered into an equity distribution agreement ( the “Goldman Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman”) to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. The issuance and sale of shares of common stock by the Company pursuant to the Goldman Equity Distribution Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended, or the Securities Act. Goldman is entitled to compensation for its services equal to up to 3.0% of the gross offering proceeds of all shares of the Company’s common stock sold through it as a sales agent pursuant to the Goldman Equity Distribution Agreement. The Goldman Equity Distribution Agreement was terminated as of January 24, 2022.

Cowen Equity Distribution Agreement

On January 26, 2022, the Company entered into the Cowen Equity Distribution Agreement to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. As of March 31, 2023, the Company has not sold any shares of common stock pursuant to the Cowen Equity Distribution Agreement.

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

Warrants Issued with the 2018 Notes

On January 18, 2018, the Company entered into a placement agent agreement through which it became obligated to issue common stock warrants in connection with the issuance of convertible promissory notes, issued on February 5, 2018 (the “2018 Notes”). The obligation to issue the 2018 Notes Warrants was recorded as a liability at its fair value, (see Note 3), which was initially $0.1 million, and was included in the issuance costs of the 2018 Notes. On November 5, 2018, in connection with the extinguishment of the 2018 Notes into shares of Series B Preferred Stock, the Company issued the 2018 Notes Warrants, which were equity-classified warrants upon issuance, to purchase 76,847 shares of common stock, valued at $0.3 million. The 2018 Notes Warrants vested immediately upon issuance and have an exercise price of $4.48 per share as of March 31, 2023 and expire on November 4, 2028.

Warrants Issued with Series B Preferred Stock

In November and December 2018, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue equity-classified warrants to purchase 72,261 shares of common stock (collectively the “2018 Warrants”), valued in the aggregate at $0.2 million, which was included in the issuance costs for the Series B Preferred Stock. The warrants vest immediately upon issuance, have an exercise price of $5.51 per share as of March 31, 2023 and expire 10 years from the date of issuance.

The fair value of the 2018 Warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Contractual term (in years)	10.0
Volatility	73.22%
Risk-free interest rate	2.70%
Dividend yield	0.00%

In February 2019, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue warrants to purchase 23,867 shares of common stock (collectively the “2019 Warrants”), valued in the aggregate at $0.1 million, which was included in the issuance costs for the Series B Preferred Stock. The warrants vested immediately upon issuance, have an exercise price of $5.51 per share as of March 31, 2023 and expire 10 years from the date of issuance.

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

As of March 31, 2023, the Company had 8,250,000 Pre-Funded Warrants outstanding with a weighted average exercise price of $0.0001 per share and an average contractual life of 5 years. As of March 31, 2023, the Company had 30,000,000 Common Warrants outstanding with a weighted average exercise price of $1.00 per share and an average contractual life of 5 years.

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

The fair value of the Common and Pre-Funded Warrants were estimated using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	3.2
Volatility	93.86%
Risk-free interest rate	3.95%
Dividend yield	0.00%

A summary of the Company’s outstanding common stock warrants as of March 31, 2023 is as follows:

Warrants
Outstanding as of December 31, 2022	38,375,618
Warrants granted and issued	—
Warrants exercised	—
Warrants exchanged	—
Outstanding as of March 31, 2023	38,375,618

10. LEASES

The following table summarizes the Company’s lease related costs for the three months ended March 31, 2023 and 2022:

		Operating (in thousands)
Lease Cost	Statement of Operations Location	2023	2022
Operating Lease Cost	General and administrative	$126	$489
Total Lease Cost		$126	$489

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Three Months Ended
	March 31,	March 31,
Other Information	2023	2022
Weighted-average remaining lease term
Operating leases	1.6 years	2.6 years
Weighted-average discount rate
Operating leases	5.69%	5.69%

The following table summarizes the maturities of lease liabilities as of March 31, 2023:

Operating
Year	(in thousands)
2023	$514
2024	297
Thereafter	—
Total lease payments	811
Less: interest	37
Total lease liabilities	$774

11. INCOME TAXES

During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made approximately $0.2 million and $0.2 million in matching contributions to the plan during the three months ended March 31, 2023 and 2022, respectively.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three months ended March 31, 2023 and 2022, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands, except for share data)	2023	2022
Numerator:
Net loss	$(10,137)	$(23,121)
Denominator:
Weighted-average common stock outstanding	56,357,983	26,215,514
Net loss per share attributable to common stockholders - basic and diluted	$(0.18)	$(0.88)

The Company’s potentially dilutive securities, which include restricted stock units, stock options, and common warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding for the three months ended March 31, 2023 and 2022, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of
	March 31,
	2023	2022
Options to purchase common stock	4,839,097	4,851,565
Restricted stock units	3,333,898	551,468
Warrants to purchase common stock	38,375,618	125,618

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three months ended March 31, 2023, the Company made payments to Alexandria LaunchLabs of approximately $23,000 and during the three months ended March 31, 2022, the Company made the same payments of approximately $23,000 under the LaunchLabs Agreement, which was recognized in research and development expenses. As of March 31, 2023, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement.

15. REVENUE

License Agreement with Advanz Pharma

On January 3, 2023, the Company entered into an Exclusive License and Supply Agreement (the “ Advanz Agreement”) with Mercury Pharma Group Limited (trading as Advanz Pharma Holdings). Pursuant to the Advanz Agreement, the Company granted Advanz Pharma the exclusive right and license to commercialize drug products containing AT-007 (also known as govorestat), our proprietary Aldose Reductase Inhibitor (ARI) (the “Licensed Product”), for use in treatment of Sorbitol Dehydrogenase Deficiency (“SORD”) and Galactosemia (each a “Licensed Indication”) in the European Economic Area, Switzerland and the United Kingdom (the “Territory”). The Company also granted Advanz Pharma a right of negotiation and “most-favored nation” rights with respect to acquiring the European commercialization rights for any additional indications for which the Licensed Product may be developed in the future (or any other products we may develop solely to the extent used for the Licensed Indications).

Advanz Pharma is required to use commercially reasonable efforts to launch and commercialize the Licensed Products in the major markets in the Territory in each Licensed Indication following, and subject to, receipt of marketing authorization therein. Under the Advanz Agreement, Advanz Pharma agreed to pay the Company (i) an upfront payment of EUR 10 million (approx. USD $10.7 million), and certain development milestone payments upon clinical trial completions and receipt of marketing authorization in the territory, as well as certain commercial milestone payments, totaling EUR 134 million (approx. USD $142.2 million) in the aggregate, and (ii) royalties of 20% of net sales of the Licensed Product. Such royalty rate will be payable on a country-by-country basis until the later of (i) the expiration of the licensed patents covering the composition of matter of AT-007, or (ii) 10 years after the European Medicines Agency’s grant of marketing authorization for the Licensed Product. The royalties are subject to certain deductions, including certain secondary finishing costs, certain step-in establishment costs and a portion of fees for any potential third party patent licenses if applicable in the future. Following the initial term of the license, as described above, the royalty rate shall be reduced to 10% and shall continue in perpetuity unless the Advanz Agreement is terminated in various circumstances in accordance with its terms.

In accordance with the Company's ASC 606 assessment, Advanz Pharma is considered to be a customer. The Company identified two performance obligation, the exclusive license to commercialize the Product, that was satisfied on the date of the execution of the Advanz Agreement when control of the license was transferred, and the obligation to manufacture and supply Advanz with the Product. The Company determined that the upfront license fee of EUR 10 million (approx. USD $10.7 million) is the transaction price. The performance-based milestone payments, sales-based milestone payments, sales-based royalties, and manufacture and supply of Product are each determined to be variable consideration that are constrained due to the uncertainty of achievement. The Company determined that the EUR 10 million represented the point at which the licensee was able to use and benefit from the license and recognized revenue from upfront license fees when the license was transferred to Advanz upon execution of the Advanz Agreement. The Company recognized the upfront fee as license revenue on its condensed statement of operations for the three months ended March 31, 2022.

16. SUBSEQUENT EVENTS

On April 26, 2023, the Company completed its sale of a total of 9,735,731 shares of the Company’s common stock, par value $0.0001 (the “Shares”), at a purchase price of $0.946 per Share, and 22,000,000 pre-funded warrants to purchase common stock (the “Pre-Funded Warrants” and together with the Shares, the “Securities”), at a purchase price of $0.946 per Pre-Funded Warrant, in a private placement (the “Private Placement”) to a select group of accredited investors (the “Purchasers”), pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of April 23, 2023, by and between the Company and the Purchasers. The Private Placement resulted in gross proceeds to the Company of approximately $30 million, before deducting placement agent commissions and other offering expenses.

The Pre-Funded Warrants are immediately exercisable from the date of issuance and do not have an expiration date. They have an exercise price of $0.001. Holders may not exercise any Pre-Funded Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. The Pre-Funded Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such transaction. The Pre-Funded Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

The Securities have the benefit of the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of April 23, 2023, by and among the Company and the Purchasers, requiring the Company to prepare and file a registration statement with the SEC as soon as reasonably practicable, but in no event later than May 26, 2023 (the “Filing Deadline”), and to use commercially reasonable efforts to have the registration statement declared effective within 30 days of the Filing Deadline, subject to extension under the terms of the Registration Rights Agreement. The Company intends to use the net proceeds to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

The Securities were issued to the Purchasers pursuant to an exemption from registration under Rule 506 of Regulation D, which is promulgated under the Securities Act. The Company relied on this exemption from registration based in part on representations made by the Purchasers.

The sale of the Securities pursuant to the Securities Purchase Agreement has not been registered under the Securities Act or any state securities laws. The Securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

On April 24, 2023 we presented clinical data from the ACTION-Galactosemia Kids study. Treatment with AT-007 (govorestat) demonstrated consistent and sustained clinical benefit on activities of daily living, behavioral symptoms, cognition, adaptive behavior and tremor. While statistical significance defined as a p value of <0.05 was not met on the primary endpoint, systematic improvement over time was demonstrated for the overall primary endpoint (p=0.1030) and for a pre-specified sensitivity analyses including cognition (p=0.0698). Individual speech and language components of the primary endpoint were not impacted, which is suspected to be due to lack of progression in the placebo group and concomitant speech therapy received by almost all children in the trial. Of note, patients with severe speech deficits showed a favorable trend towards improvement with govorestat versus placebo. A post-hoc analysis of the global statistical test including behavior and activities of daily living but excluding speech & language components (OWLS-OE and OWLS-LC) demonstrated a highly statistically significant benefit of active treatment versus placebo (p=0.0205), which strengthened over time. Govorestat provided a statistically significant benefit on tremor at 18 months (p=0.0428), as measured by the Archimedes Spiral Drawing Test, and adaptive skills as assessed by the BASC-3 Adaptive Skills Index (p=0.0265). Consistent with prior reported data, improvement in galactitol levels was sustained throughout the trial with no impact on Gal-1p or galactose, further establishing the causal role of galactitol in disease pathogenesis. Govorestat continued to be safe and well-tolerated in all age groups; there were no treatment-related serious adverse events (SAEs) reported. We believe that there is compelling evidence of clinical efficacy and plans to move toward registration of govorestat for Galactosemia. The ACTION-Galactosemia Kids clinical has been unblinded and placebo patients have been crossed to active treatment. We plan to request a pre-NDA meeting with the FDA as soon as possible to discuss a potential NDA submission in second half of 2023. We also plan to submit a Marketing Authorization Application (MAA) with the European Medicines Agency (EMA) in mid-2023.

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

Since inception in 2016, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any product revenue.

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $10.1 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $359.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of March 31, 2023, we had cash and cash equivalents and short-term investments of $22.9 million.

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

April 2023 Private Placement

On April 26, 2023, the Company completed its sale of a total of 9,735,731 Shares, at a purchase price of $0.946 per Share, and 22,000,000 Pre-Funded Warrants at a purchase price of $0.946 per Pre-Funded Warrant, in a private placement to a select group of Purchasers pursuant to the Securities Purchase Agreement. The Private Placement resulted in gross proceeds to the Company of approximately $30 million, before deducting placement agent commissions and other offering expenses.

The Pre-Funded Warrants are immediately exercisable from the date of issuance and do not have an expiration date. They have an exercise price of $0.001. Holders may not exercise any Pre-Funded Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. The Pre-Funded Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such transaction. The Pre-Funded Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

The Securities have the benefit of the Registration Rights Agreement, dated as of April 23, 2023, by and among the Company and the Purchasers, requiring the Company to prepare and file a registration statement with the SEC as soon as reasonably practicable, but in no event later May 26, 2023, the Filing Deadline, and to use commercially reasonable efforts to have the registration statement declared effective within 30 days of the Filing Deadline, subject to extension under the terms of the Registration Rights Agreement. The Company intends to use the net proceeds to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

Components of Our Results of Operations

Revenue

Since inception, we have not generated any product revenue and do not expect to generate any revenue from the sale of products in the near future. We have generated revenue solely from licensing of intellectual property. If our development efforts for our product candidates are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Product pipeline research and development expenses
AT-001	$6,431	$5,187
AT-007	6,746	6,853
Personnel-related expenses	1,700	1,937
Stock-based compensation	862	856
Other expenses	196	197
Total research and development expenses	$15,935	$15,030

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

Results of Operations

Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	(Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2023	2022
REVENUE:
License Revenue	$10,660	—
Total Revenue	10,660	—
Operating expenses:
Research and development	$15,935	$15,030
General and administrative	5,583	8,071
Total operating expenses	21,518	23,101
Loss from operations	(10,858)	(23,101)
Other income (expense), net:
Interest income (expense), net	221	76
Change in fair value of warrant liabilities	469	—
Other income (expense)	31	(96)
Other income (expense), net	721	(20)
Net loss	$(10,137)	$(23,121)

License Revenue

Our revenue for the three months ended March 31, 2023 consisted of an up-front license fee of $10.7 million under to the Advanz Agreement. We did not recognize any revenue for the three months ended March 31, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022	Increase/(Decrease)
Clinical and pre-clinical	$11,816	$11,528	$288
Drug manufacturing and formulation	1,271	231	1,040
Personnel expenses	1,700	1,937	(237)
Stock-based compensation	862	856	6
Regulatory and other	286	478	(192)
Total research and development expenses	$15,935	$15,030	$905

Research and development expenses for the three months ended March 31, 2023 were $15.9 million, compared to $15.0 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the increase of $0.9 million was primarily related to:

●	an increase in clinical and pre-clinical expense of $0.3 million, primarily due to the progression of the SORD Phase 3 registrational study;
●	an increase in drug manufacturing and formulation costs of $1.0 million primarily related to purchase of raw materials in the three months ended March 31, 2023;

●	a decrease in personnel expenses of $0.2 million due to the decrease in headcount;
●	an increase in stock-based compensation of $6,000 due to new restricted stock grants; and
●	a decrease in regulatory and other expenses of $0.2 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022	Increase/(Decrease)
Legal and professional fees	$1,487	$1,619	$(132)
Commercial expenses	143	1,288	(1,145)
Personnel expenses	1,227	1,768	(541)
Stock-based compensation	1,192	1,221	(29)
Insurance expenses	798	1,125	(327)
Other expenses	736	1,050	(314)
Total general and administrative expenses	$5,583	$8,071	$(2,488)

General and administrative expenses were $5.6 million for the three months ended March 31, 2023, compared to $8.1 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the decrease of $2.5 million was primarily related to:

●	a decrease in legal and professional fees of $0.1 million due to lower external legal fees;
●	a decrease in commercial expenses of $1.1 million related to a decrease in spend for commercial operations;
●	a decrease in personnel expenses of $0.5 million related to a decrease in headcount;
●	a decrease in stock-based compensation of $29,000 relating to options being forfeited during the current period as well as decrease in headcount;
●	a decrease in insurance expenses of $0.3 million related to decreased insurance costs; and
●	a decrease in other expenses of $0.3 million relating to decreased costs of other office expenses.

Interest Income, Net

Interest income was $0.2 million for the three months ended March 31, 2023, as compared to $0.1 million for the three months ended March 31, 2022. Interest income is derived from our marketable securities and increased due to higher interest rates in the current period.

Change in Fair Value of Warrant Liabilities

The change in the fair value of our warrant liabilities for the three months ended March 31, 2023 resulted in a $0.5 million gain recognized in the period primarily due to changes in our common share price. There were no warrant liabilities for the three months ended March 31, 2022.

Other Income (Expense)

Other income was $31,000 for the three months ended March 31, 2023, compared to $0.1 million expense for the three months ended March 31, 2022. Other income was primarily related to the realized gain of $36,000 related to the sale and or maturities of marketable securities during the three months ended March 31, 2023, compared to a realized loss of $0.1 million on the sale and or maturities of marketable securities during the three months ended March 31, 2022.

Liquidity and Capital Resources

Since our inception through March 31, 2023, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe is expected to provide a source of capital to the Company based on clinical and regulatory milestones. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals and potential license revenue. However, there are no guarantees that this will materialize, and delays or unexpected data could disrupt this potential source of liquidity. Broadly, the Company has not yet established an ongoing source of product revenue sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. As of March 31, 2023, our cash, cash equivalents and marketable securities was $22.9 million. Additionally, on April 26, 2023, the Company completed a private placement that resulted in gross proceeds of $30 million, before deducting placement agent commissions and other offering expenses (see Note 16). We believe that our cash and cash equivalents as of March 31, 2023, along with the proceeds from the April 2023 private placement and the projected clinical and regulatory milestone payments expected in fiscal year 2023 from Advanz Pharma will be sufficient to fund our operations through mid-year 2024, and potentially beyond if clinical trial completion and marketing authorization in Europe as well as commercial sales milestones materialize in the expected timelines. Given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern for a period of 12 months beyond the filing of this Form 10-Q.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(6,990)	$(24,410)
Net cash provided by/(used in) investing activities	13,872	9,525
Net cash provided by financing activities	(622)	(789)
Net increase (decrease) in cash and cash equivalents	$6,260	$(15,674)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023, was $7.0 million primarily due to our net losses of $10.1 million, a decrease in operating lease liability of $0.1 million, a $0.5 million decrease in change in fair value of warrant liabilities, a $0.2 million decrease in prepaid expenses, and a decrease of $0.1 million in accrued expense. This is partially offset by increases in accounts payable of $1.0 million, an increase of $70,000 in other liabilities, an increase of $2.1 million in non-cash stock-based compensation expense, an increase of $0.8 million in amortization of insurance premium, and $0.1 million in amortization of operating lease right-of-use assets.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $13.9 million relating to the proceeds from the sale of available-for-sale securities of $4.9 million and maturities of available-for-sale securities of $8.9 million.

Net cash provided by investing activities for the three months ended March 31, 2022 was $9.5 million relating to our purchase of available-for-sale securities for $6.0 million, offset by the proceeds from the maturities of available-for-sale securities of $15.5 million.

Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was $0.6 million, primarily from the repayment of short-term borrowings of $0.6 million.

In June 2020, we entered into the Goldman Equity Distribution Agreement to sell shares of our common stock, from time to time, having an aggregate offering price of up to $100 million. The Goldman Equity Distribution Agreement was terminated as of January 24, 2022.

On January 26, 2022, the Company entered into the Cowen Equity Distribution Agreement to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Cowen Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Cowen Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Cowen Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. As of March 31, 2023, the Company has not sold any shares of common stock pursuant to the Cowen Equity Distribution Agreement.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2023:

	Payments Due By Period
		Less Than			More Than
(in thousands)	Total	1 Year	1 to 3 Years	4 to 5 Years	5 Years
Operating lease commitments(1)	$811	$514	$297	$—	$—
Total	$811	$514	$297	$—	$—
(1)	Represents future minimum lease payments under our operating leases for office space.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, cash equivalents and short-term investments of $22.9 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

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

As of March 31, 2023, we had cash and cash equivalents of $22.9 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. A change of 50 to 100 basis points would result in a change of $36,000 to $72,000, respectively, on the value of our portfolio.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate gain or loss during the three months ended March 31, 2023. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2023, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $82.5 million and $105.6 million for the years ended December 31, 2022 and 2021, respectively and $10.1 million and $23.1 million for the three months ended March 31, 2023, and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $359.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 included an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents were $22.9 million at March 31, 2023. Additionally, on April 26, 2023, the Company completed a private placement that resulted in gross proceeds of $30 million, before deducting placement agent commissions and other offering expenses (see Note 16). We believe that our cash and cash equivalents as of March 31, 2023, along with the proceeds from the April 2023 private placement and the projected clinical and regulatory milestone payments expected in fiscal year 2023 from Advanz Pharma will be sufficient to fund our operations through mid-year 2024, and potentially beyond if clinical trial completion and marketing authorization in Europe as well as commercial sales milestones materialize in the expected timelines. However, given our planned expenditures for the next several years, we have concluded, and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern for a period of 12 months beyond the filing of this Quarterly Report on Form 10-Q. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms.

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

As of March 31, 2023, our cash, cash equivalents and marketable securities was $22.9 million. Additionally, on April 26, 2023, the Company completed a private placement that resulted in gross proceeds of $30 million, before deducting placement agent commissions and other offering expenses (see Note 16). We believe that our cash and cash equivalents as of March 31, 2023, along with the proceeds from the April 2023 private placement and the projected clinical and regulatory milestone payments expected in fiscal year 2023 from Advanz Pharma will be sufficient to fund our operations through mid-year 2024, and potentially beyond if drug approvals materialize in the expected timelines. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of March 31, 2023 and December 31, 2022.

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

We intend to seek an accelerated approval development pathway for our product candidates. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval development pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory studies be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug. The Food and Drug Omnibus Reform Act, or FDORA, which was signed into law on December 29, 2022, made amendments to the accelerated approval program, among them new requirements relating to postapproval studies and enhanced enforcement and withdrawal authorities for the FDA, including in the event that a sponsor fails to comply with applicable requirements under the program. Because we are still in early stages of our clinical trials, we can provide no assurances that our biomarker-based approach will be successful in demonstrating a causal link to the relevant outcomes we are evaluating. If our approach is not successful, we may be required to conduct longer clinical trials.

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

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to executive, judicial and Congressional challenges. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, then-President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA-qualified health plans and health insurance issuers under the PPACA adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate was a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA were invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the lower court decision, which was then appealed to the U.S. Supreme Court. The U.S. Supreme Court heard arguments in the case in November 2020 and issued its decision in June 2021, ruling that the plaintiffs lacked the standing to challenge the individual mandate provision. In so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the PPACA in its entirety. Another case challenging the PPACA’s requirement that insurers cover certain preventative services is currently pending before the same U.S. District Court Judge in the Northern District of Texas who ruled against the individual mandate in 2018. In September 2022, the judge held that the PPACA requirement to cover certain preventative services violated the U.S. Constitution and set a schedule for additional briefing, which was completed in January 2023. In March 2023, the judge struck down the requirement with immediate nationwide effect by ruling, in part, that members of a panel charged under the PPACA with recommending preventative services coverage had been appointed in an unconstitutional manner. Parties on both sides of the lawsuit have appealed this ruling. It is unclear how this decision, subsequent decisions and appeals, or any potential future litigation and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement may have on our business and the potential profitability of our product candidates.

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

As of March 31, 2023, we had 26 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based upon shares of our common stock outstanding as of March 31, 2023, our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 36.3% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2023, we had outstanding 48,113,561 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Amendment No. 1 to Form of Common Stock Purchase Warrant.
10.1†

Exclusive License Agreement by and between the Registrant and Mercury Pharma Group Limited, dated January 3, 2023 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on March 23, 2023).

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

†	Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED THERAPEUTICS, INC.

Date: May 11, 2023	By:	/s/ Shoshana Shendelman, Ph.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Steven Ortega
Steven Ortega
Chief Accounting Officer
(Principal Accounting Officer and Interim Principal Financial Officer)