Form 10-Q
period 2023-06-30
Applied Therapeutics Inc.
filed 2023-08-10
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 09, 2023, the registrant had 63,124,227 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	As of	As of
	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,616	$16,657
Investments	—	13,923
Prepaid expenses and other current assets	7,205	6,728
Total current assets	42,821	37,308
Operating lease right-of-use asset	628	857
Security deposits and leasehold improvements	197	198
TOTAL ASSETS	$43,646	$38,363
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$486	$477
Accounts payable	4,687	4,534
Accrued expenses and other current liabilities	16,023	14,756
Warrant liability	25,992	13,657
Total current liabilities	47,188	33,424
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	170	414
Clinical holdback - long-term portion	622	464
Total noncurrent liabilities	792	878
Total liabilities	47,980	34,302
STOCKHOLDERS’ (DEFICIT)/EQUITY:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 62,119,466 shares issued and outstanding as of June 30, 2023 and 48,063,358 shares issued and outstanding as of December 31, 2022	6	5
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	384,197	352,828
Accumulated other comprehensive gain/(loss)	—	51
Accumulated deficit	(388,537)	(348,823)
Total stockholders' (deficit)/equity	(4,334)	4,061
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY	$43,646	$38,363

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
REVENUE:
License Revenue	$—	$—	$10,660	$—
Total Revenue	—	—	10,660	—
OPERATING EXPENSES:
Research and development	$11,883	$15,396	$27,818	$30,426
General and administrative	5,293	6,125	10,876	14,196
Total operating expenses	17,176	21,521	38,694	44,622
LOSS FROM OPERATIONS	(17,176)	(21,521)	(28,034)	(44,622)
OTHER INCOME (EXPENSE), NET:
Interest income	408	111	628	187
Change in fair value of warrant liabilities	(12,804)	(4,357)	(12,335)	(4,357)
Other expense	(5)	(90)	27	(186)
Total other expense, net	(12,401)	(4,336)	(11,680)	(4,356)
Net loss	$(29,577)	$(25,857)	$(39,714)	$(48,978)
Net loss attributable to common stockholders—basic and diluted	$(29,577)	$(25,857)	$(39,714)	$(48,978)
Net loss per share attributable to common stockholders—basic and diluted	$(0.37)	$(0.96)	$(0.59)	$(1.84)
Weighted-average common stock outstanding—basic and diluted	79,041,695	26,901,069	67,762,501	26,560,185

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Loss	$(29,577)	$(25,857)	$(39,714)	$(48,978)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	—	86	(51)	113
Other comprehensive gain (loss), net of tax	—	86	(51)	113
Comprehensive loss, net of tax	$(29,577)	$(25,771)	$(39,765)	$(48,865)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ (Deficit)/Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2022	26,215,514	$3	$328,958	$(266,315)	$(107)	$62,539
Restricted Stock Units released for common stock issued under Equity Incentive Plan	21,417	—	—	—	—	—
Restricted Stock Units released for common stock not yet issued	(21,417)	—	—	—	—	—
Stock-based compensation expense	—	—	2,077	—	—	2,077
Issuance of options in-lieu of bonus	—	—	441	—	—	441
Net loss	—	—	—	(23,121)	—	(23,121)
Other comprehensive income (loss)	—	—	—	—	27	27
BALANCE, March 31, 2022	26,215,514	3	331,476	(289,436)	(80)	41,963
Issuance of common stock sold for cash, net of issuance costs of $96	20,000,000	2	5,966	—	—	5,968
Exercise of pre-funded warrants for common stock	1,750,000	—	1,417	—	—	1,417
Exercise of pre-funded warrants for common stock not yet issued	(1,750,000)	—	—	—	—	—
Issuance of common stock for Restricted Stock released in prior periods under Equity Incentive Plan	21,417	—	—	—	—	—
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	16,593	—	—	—	—	—
Stock-based compensation expense	—	—	2,231	—	—	2,231
Net loss	—	—	—	(25,857)	—	(25,857)
Other comprehensive income (loss)	—	—	—	—	86	86
BALANCE, June 30, 2022	46,253,524	5	341,090	(315,293)	6	25,808

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)/Equity
BALANCE, January 1, 2023	48,063,358	$5	$352,828	$(348,823)	$51	$4,061
Restricted Stock Units released for common stock issued under Equity Incentive Plan	50,203	—	—	—	—	—
Stock-based compensation expense	—	—	2,055	—	—	2,055
Net loss	—	—	—	(10,137)	—	(10,137)
Other comprehensive income (loss)	—	—	—	—	(51)	(51)
BALANCE, March 31, 2023	48,113,561	$5	$354,883	$(358,960)	$—	$(4,072)
Issuance of common stock and prefunded warrants, net of issuance costs of $2.5 million	9,735,731	1	27,449	—	—	27,450
Exercise of prefunded warrants	4,250,000	—	—	—	—	—
Exercise of stock options	20,174	—	22	—	—	22
Stock-based compensation expense	—	—	1,843	—	—	1,843
Net loss	—	—	—	(29,577)	—	(29,577)
Other comprehensive income (loss)	—	—	—	—	—	—
BALANCE, June 30, 2023	62,119,466	$6	$384,197	$(388,537)	$—	$(4,334)

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(39,714)	$(48,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,898	4,308
Issuance of options in-lieu of bonus	—	441
Amortization of insurance premium	1,334	2,024
Amortization of operating lease right-of-use assets	229	217
Amortization of leasehold improvements	1	1
Change in operating lease liability	(235)	(216)
Change in fair value of warrant liability	12,335	4,357
Changes in operating assets and liabilities:
Financed insurance premium	(1,546)	(3,105)
Prepaid expenses	(265)	(524)
Accounts payable	153	(770)
Accrued expenses and other current liabilities	210	(565)
Other liabilities	158	—
Net cash used in operating activities	(23,442)	(42,810)
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	(14,987)
Proceeds from sale of available-for-sale securities	4,944	—
Proceeds from maturities of available-for-sale securities	8,928	30,041
Net cash provided by investing activities	13,872	15,054
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants	27,890	27,899
Proceeds from financed insurance premium	1,546	3,105
Repayments of short-term borrowings	(928)	(1,408)
Exercise of stock options for common stock under Equity Incentive Plan	21	—
Exercise of warrants	—	—
Net cash provided by financing activities	28,529	29,596
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,959	1,840
Cash and cash equivalents at beginning of period	16,657	53,888
Cash and cash equivalents at end of period	$35,616	$55,728
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Initial measurement of warrant liability	$—	$21,835
Conversion of warrant liability to equity for warrant exercises	$—	$1,417
Unrealized gain (loss) on marketable securities	$(51)	$113
Offering costs still in accrued expenses	$440	$96

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

On January 26, 2022, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement) with Cowen and Company, LLC (“Cowen”), as a sales agent, to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. The Equity Distribution Agreement was terminated as of May 12, 2023.

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

On April 26, 2023, the Company completed its sale of a total of 9,735,731 shares of the Company’s common stock, par value $0.0001 (the “Shares”), at a purchase price of $0.946 per Share, and 22,000,000 pre-funded warrants to purchase common stock (the “Pre-Funded Warrants” and together with the Shares, the “Securities”), at a purchase price of $0.946 per Pre-Funded Warrant, in a private placement (the “Private Placement”) to a select group of accredited investors (the “Purchasers”), pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of April 23, 2023, by and between the Company and the Purchasers. The Private Placement resulted in net proceeds to the Company of approximately $27.5 million, after deducting underwriting discounts, commissions and offering expenses. The Pre-Funded Warrants are immediately exercisable from the date of issuance and do not have an expiration date. They have an exercise price of $0.001. Holders may not exercise any Pre-Funded Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. The Pre-Funded Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such transaction. The Pre-Funded Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. The Company intends to use the net proceeds to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of June 30, 2023, results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

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

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. As discussed above, we recently completed a $27.5 million private placement, after deducting placement agent commissions and other offering expenses. We continue to actively pursue several potential long-term financing options, including equity capital, debt, convertible debt, and synthetic royalty financing. Additionally, we are in active dialogue with several potential partners regarding business development opportunities related to one or more of our programs. There can be no assurances that our discussions with any of the current counterparties will be successful, and the Company expects to continue to pursue additional opportunities.

As reflected in the accompanying financial statements, the Company incurred a net loss of $39.7 million for the six months ended June 30, 2023 and has an accumulated deficit of $388.5 million as of June 30, 2023. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe provides a source of capital to the Company based on clinical and regulatory milestones. We received a $10.7 million upfront payment from Advanz Pharma in January 2023 in conjunction with signing the agreement. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals and potential revenues. However, there are no guarantees that this will materialize timely or at all, and delays or unexpected data could disrupt this potential liquidity. Broadly, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. As of June 30, 2023, our cash and cash equivalents totaled $35.6 million. Given our planned expenditures for the next twelve months, we have concluded there is substantial doubt regarding our ability to continue as a going concern for a year beyond the date this Quarterly Report on Form 10-Q is issued. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2023.

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

The following table shows the activity within the clinical holdback liability accounts for the six months ended June 30, 2023:

(in thousands)
Balance as of December 31, 2022	$464
Clinical holdback retained	158
Clinical holdback paid	—
Balance as of June 30, 2023	$622

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

During the three and six months ended June 30, 2023, the Company recorded no research and development expense; and $36,000 and $0.1 million in general and administrative expense, respectively, related to the Columbia Agreements. During the three and six months ended June 30, 2022, the Company recorded no research and development expense and $0.1 million in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $2.7 million in expense from the execution of the Columbia Agreements through June 30, 2023.

As of June 30, 2023, the Company had $0.1 million due to Columbia University included in accrued expenses. As of December 31, 2022, the Company had $0.1 million due to Columbia University included in accrued expenses. The Company recorded no accounts payable for the period ended June 30, 2023 and December 31, 2022 related to the Columbia Agreements.

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

During the three and six months ended June 30, 2023 the company recorded $25,000 and $0.1 million in research and development expense related to the Miami License Agreement. During the three and six months ended June 30, 2023, there were no general and administrative expense related to 2020 Miami License Agreement.

During the three and six months ended June 30, 2022 the Company recorded $25,000 and $0.1 million in research and development expense related to the 2020 Miami License Agreement. During the three and six months ended June 30, 2022, the company recorded $2,000 in general and administrative expense related to the 2020 Miami License Agreement. In aggregate, the Company has incurred $2.4 million in expense from execution of the 2020 Miami License Agreement through June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Company had $0.3 million due to UM included in accrued expenses relating to the 2020 Miami License Agreement.

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

During the three and six months ended June 30, 2023, the Company recorded no research and development expense in relation to the 2020 Miami Research Agreement. During the three and six months ended June 30, 2022 , the Company recorded $11,000 and $48,000 in research and development expense in relation to the 2020 Miami Research Agreement.

As of June 30, 2023, and December 31, 2022, the Company had $0.1 million in accrued expenses relating to the 2020 Miami Research Agreement.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of June 30, 2023, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report.

	As of June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$8,291	$—	$—	$8,291
Money market funds	27,325	—	—	27,325
Total cash and cash equivalents	$35,616	$—	$—	$35,616
U.S. government agency debt securities	—	—	—	—
Total marketable securities	$—	$—	$—	$—
Total financial assets measured at fair value on a recurring basis	$35,616	$—	$—	$35,616
Warrant liabilities - Common Warrants	—	—	25,992	25,992
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$25,992	$25,992

The following tables summarize, as of December 31, 2022, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis

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

Investments in U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period. During the period ended June 30, 2023 and December 31 2022, there were no transfers of financial assets between Level 1 and Level 2.

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

These Common Warrant liabilities were measured at fair value at inception and are then subsequently measured at fair value on a recurring basis, with changes in fair value recognized in other income (expense) within the Company’s statement of operations.

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

The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions included below as of June 30, 2023 and December 31, 2022. The Pre-Funded warrants were remeasured and reclassified to equity using the Black-Scholes option pricing model with a range of assumptions included below as of December 31, 2022:

	June 30,	December 31,
	2023	2022
Expected term (in years)	3.2	3.7
Volatility	97.85%	91.53%
Risk-free interest rate	4.54%	4.11%
Dividend yield	0.00%	0.00%

As of June 30, 2023, the Company utilized a probability-weighted approach that considered the probability of a change in control at the Company in the Black-Scholes option pricing model, whereby a 12.5% probability of change in control was used for each of the remaining years in the term of the agreements.

As of December 31, 2022, the Company utilized a probability-weighted approach that considered the probability of a change in control at the Company in the Black-Scholes option pricing model, whereby a 10.0% probability of change in control was used for each of the remaining years in the term of the agreements.

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

Warrant Liability
Balance as of January 1, 2023	$13,657
Initial fair value of Warrant Liability	—
Warrants exercised	—
Change in fair value	12,335
Reclassification of pre-funded warrant liability to equity	—
Balance as of June 30, 2023	$25,992

The inputs utilized by management to value the warrant liability are highly subjective. The assumptions used in calculating the fair value of the warrant liability represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the fair value of the warrant liability may be materially different in the future.

4. INVESTMENTS

Marketable Securities

Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the balance sheets.

The following tables provide the Company’s marketable securities by security type:

	As of June 30, 2023				As of December 31, 2022
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
US government agency debt security	$—	$—	$—	$—	$13,873	$50	$—	$13,923
Total	$—	$—	$—	$—	$13,873	$50	$—	$13,923

As of June 30, 2023, the Company had $0 in its investment portfolio.

Contractual maturities of the Company’s marketable securities are summarized as follows:

	As of June 30, 2023				As of December 31, 2022
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$—	$—	$—	$—	$13,873	$50	$—	$13,923
Due in one through two years	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$13,873	$50	$—	$13,923

During the three and six months ended June 30, 2023, the Company had no gross unrealized gains and gross unrealized losses.

During the three months ended June 30, 2023, the Company recorded no gross realized gains and no gross realized losses from the sale of marketable securities. During the six months ended June 30, 2023, the Company recorded gross realized gains and losses from the sale of marketable securities, which were deemed immaterial.

There were no unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2023 or December 31, 2022.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Prepaid research and development expenses	$4,547	$4,272
Insurance premium asset	1,343	1,131
Prepaid rent expenses	198	99
Prepaid insurance expenses	164	71
Prepaid commercial and patient advocacy	132	206
Research and development tax credit receivable	262	252
Interest receivable	23	23
Other prepaid expenses and current assets	536	674
Total prepaid expenses & other current assets	$7,205	$6,728

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Accrued pre-clinical and clinical expenses	$11,091	$8,877
Short-term insurance financing note	1,240	622
Accrued professional fees	1,124	1,218
Accrued compensation and benefits	894	2,301
Accrued commercial expenses	843	896
Accrued patent expenses	370	361
Other	461	481
Total accrued expenses & other current liabilities	$16,023	$14,756

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

As of June 30, 2023, there were 764,433 shares of common stock available for issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$752	$788	$1,614	$1,644
General and administrative	1,091	1,443	2,284	2,664
Total stock-based compensation expense	$1,843	$2,231	$3,898	$4,308

Stock Option Activity

During the six months ended June 30, 2023, the Company did not grant any stock options. For the three months ended June 30, 2023 and 2022, amortization of stock compensation of options amounted to $1.3 million and $1.8 million, respectively, and for the six months ended June 30, 2023 and 2022, amortization of stock compensation of options amounted to $2.9 million and $3.8 million, respectively. As of June 30, 2023 and 2022, the total unrecognized stock-based compensation expense for unvested options was $4.9 million and $11.5 million, respectively, which is expected to be recognized over 2.0 years and 2.5 years, respectively. The weighted-average fair value per share of options granted during the six months ended June 30, 2023 and 2022 was $0 and $1.79, respectively.

The following table summarizes the information about stock options outstanding at June 30, 2023:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2022	4,874,047	$1.97	6.9	$—
Options granted	—
Options exercised	(20,174)	1.05
Forfeited	(69,043)	1.05
Expired	(8,048)	1.05
Outstanding at June 30, 2023	4,776,782	$1.99	6.4	$685

Exercisable at June 30, 2023	4,224,592	$2.11	6.1	$558
Nonvested at June 30, 2023	552,190	$1.05	8.0	$127

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Expected term (in years)	—	5.9	—	5.7
Volatility	—%	82.53%	—%	75.83%
Risk-free interest rate	—%	2.75%	—%	2.13%
Dividend yield	—%	—%	—%	—%

Restricted Stock Unit Activity

During the six months ended June 30, 2023, the Company granted 2,925,000 restricted stock units (“RSUs”). For the three months ended June 30, 2023 and 2022, amortization of stock compensation of RSUs amounted to $0.5 million. For the six months ended June 30, 2023 and 2022, amortization of stock compensation of RSUs amounted to $1.0 million and $0.5 million, respectively. As of June 30, 2023 and 2022, the unamortized compensation costs associated with non-vested restricted stock awards were $5.3 million and $4.8 million, respectively, with a weighted-average remaining amortization period of 3.4 and 3.3 years, respectively.

The following table summarizes the information about restricted stock units outstanding at June 30, 2023:

		Weighted-Average
		Grant Date
(in thousands, except for share data)	Shares	Fair Value
Outstanding at December 31, 2022	815,509	$5.96
Awarded	2,925,000	1.05
Released	(50,203)	9.44
Forfeited	(110,171)	2.89
Outstanding at June 30, 2023	3,580,135	$1.99
Nonvested at June 30, 2023	3,453,017	$1.69

Weighted Average Remaining Recognition Period (in years)	3.4

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of June 30, 2023, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of June 30, 2023, and December 31, 2022, the authorized capital stock of the Company consisted of 200,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share, respectively.

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

Cowen Equity Distribution Agreement

On January 26, 2022, the Company entered into the Equity Distribution Agreement to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. The Equity Distribution Agreement was terminated as of May 12, 2023.

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

April 2023 Offering

On April 26, 2023, the Company completed its sale of a total of 9,735,731 shares of the Company’s common stock, par value $0.0001, at a purchase price of $0.946 per Share, and 22,000,000 pre-funded warrants to purchase common stock, at a purchase price of $0.946 per Pre-Funded Warrant, in a private placement to a select group of accredited investors, pursuant to the Securities Purchase Agreement, dated as of April 23, 2023, by and between the Company and the Purchasers. The Private Placement resulted in net proceeds to the Company of approximately $27.5 million, after deducting underwriting discounts, commissions and offering expenses. The Pre-Funded Warrants are immediately exercisable from the date of issuance and do not have an expiration date. They have an exercise price of $0.001. Holders may not exercise any Pre-Funded Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. The Pre-Funded Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such transaction. The Pre-Funded Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. The Company intends to use the net proceeds to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

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

Warrants Issued with the 2018 Notes

On January 18, 2018, the Company entered into a placement agent agreement through which it became obligated to issue common stock warrants in connection with the issuance of convertible promissory notes, issued on February 5, 2018 (the “2018 Notes”). The obligation to issue the 2018 Notes Warrants was recorded as a liability at its fair value, (see Note 3), which was initially $0.1 million, and was included in the issuance costs of the 2018 Notes. On November 5, 2018, in connection with the extinguishment of the 2018 Notes into shares of Series B Preferred Stock, the Company issued the 2018 Notes Warrants, which were equity-classified warrants upon issuance, to purchase 76,847 shares of common stock, valued at $0.3 million. The exercise price of the 2018 Notes Warrants resets each time the Company issues common stock with an issue price less than the exercise price of the Warrants. The 2018 Notes Warrants vested immediately upon issuance and expire on November 4, 2028. The exercise price of the 2018 Notes Warrants were $4.14 and $6.59 per share as of June 30, 2023 and December 31, 2022, respectively.

Warrants Issued with Series B Preferred Stock

In November and December 2018, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue equity-classified warrants to purchase 72,261 shares of common stock (collectively the “2018 Warrants”), valued in the aggregate at $0.2 million, which was included in the issuance costs for the Series B Preferred Stock. The exercise price of the warrants resets each time the Company issues common stock with an issue price less than the exercise price of the warrants. The warrants vested immediately upon issuance and expire 10 years from the date of issuance. The exercise price of the warrants were $5.08 and $8.24 per share as of June 30, 2023 and December 31, 2022, respectively.

The fair value of the 2018 Warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Contractual term (in years)	10.0
Volatility	73.22%
Risk-free interest rate	2.70%
Dividend yield	0.00%

In February 2019, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue warrants to purchase 23,867 shares of common stock (collectively the “2019 Warrants”), valued in the aggregate at $0.1 million, which was included in the issuance costs for the Series B Preferred Stock. The exercise price of the warrants resets each time the Company issues common stock with an issue price less than the exercise price of the warrants. The warrants vested immediately upon issuance and expire 10 years from the date of issuance. The exercise price of the warrants were $5.08 and $8.24 per share as of June 30, 2023 and December 31, 2022, respectively.

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

The June 2022 Pre-Funded Warrants were initially recorded at fair value as a liability as the Company could be required to settle the Pre-Funded Warrants in cash in the event of an acquisition of the Company under certain circumstances. In December 2022, the Company amended the Pre-Funded Warrants to remove the potential requirement that they could be settled in cash under certain circumstances. Beginning December 31, 2022, the Pre-funded Warrants are recorded as equity, using their fair value as of the amendment date.

On June 28, 2022, a warrant holder exercised 1,750,000 Pre-Funded Warrants on a cash basis and received 1,750,000 shares of common stock. The Company received $175 in cash proceeds for the exercise of these Pre-Funded Warrants.

On June 8, 2023, a warrant holder exercised 4,250,000 Pre-Funded Warrants on a cash basis and received 4,250,000 shares of common stock. The Company received $425 in cash proceeds for the exercise of these Pre-Funded Warrants.

As of June 30, 2023, the Company had 4,000,000 Pre-Funded Warrants from the June 2022 offering outstanding with a weighted average exercise price of $0.0001 per share and an average contractual life of 5 years.

The Common Warrants were accounted for as liabilities under ASC 815-40, as these warrants provide for a settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. These warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations. As of June 30, 2023, the Company had 30,000,000 Common Warrants outstanding with a weighted average exercise price of $1.00 per share and an average contractual life of 5 years.

The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions included below as of June 30, 2023 and December 31, 2022. The Pre-Funded warrants were remeasured and reclassified to equity using the Black-Scholes option pricing model with a range of assumptions included below as of December 31, 2022:

	June 30,	December 31,
	2023	2022
Expected term (in years)	3.2	3.7
Volatility	97.85%	91.53%
Risk-free interest rate	4.54%	4.11%
Dividend yield	0.00%	0.00%

Warrants Issued with April 2023 Offering

On April 23, 2023, in connection with the sale and issuance of common stock as part of the April Offering, the Company issued 22,000,000 Pre-Funded Warrants at an exercise price of $0.001 per share. Each share of common stock was sold at a public offering price of $0.946, less underwriting discounts and commissions, and each Pre-Funded Warrant was sold at a public offering price of $0.946, less underwriting discounts and commissions, pursuant to a Securities Purchase Agreement, dated as of April 23, 2023, by and between the Company and the Purchasers.

The Pre-Funded Warrants are immediately exercisable from the date of issuance and do not have an expiration date. They have an exercise price of $0.001. Holders may not exercise any Pre-Funded Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. The Pre-Funded Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such transaction. The Pre-Funded Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. The Company intends to use the net proceeds to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes. The April 2023 pre-funded warrants were classified as equity.

As of June 30, 2023, the Company had 22,000,000 Pre-Funded Warrants from the April 2023 offering outstanding with a weighted average exercise price of $0.001 per share. The pre-funded warrants do not have an expiration date.

A summary of the Company’s outstanding pre-funded and common stock warrants as of June 30, 2023 is as follows:

Warrants
Outstanding as of January 01, 2023	38,375,618
Warrants granted and issued	22,000,000
Warrants exercised	(4,250,000)
Warrants exchanged	—
Outstanding as of June 30, 2023	56,125,618

10. LEASES

The following table summarizes the Company’s lease related costs for the three and six months ended June 30, 2023 and 2022:

		Three Months Ended		Six Months Ended
(in thousands)		June 30,		June 30,
Lease Cost	Statement of Operations Location	2023	2022	2023	2022
Operating Lease Cost	General and administrative	$126	$126	$252	$126
Total Lease Cost		$126	$126	$252	$126

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Six Months Ended
	June 30,	June 30,
Other Information	2023	2022
Weighted-average remaining lease term
Operating leases	1.3 years	2.6 years
Weighted-average discount rate
Operating leases	5.69%	5.69%

The following table summarizes the maturities of lease liabilities as of June 30, 2023:

Operating
Year	(in thousands)
2023	$257
2024	426
Thereafter	—
Total lease payments	683
Less: interest	27
Total lease liabilities	$656

11. INCOME TAXES

During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made approximately $0.2 million and $0.3 million in matching contributions to the plan during the three and six months ended June 30, 2023, and 2022, respectively.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three and six months ended June 30, 2023 and 2022, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
(in thousands, except for share data)	2023	2022
Numerator:
Net loss	$(29,577)	$(25,857)
Denominator:
Weighted-average common stock outstanding	79,041,695	26,901,069
Net loss per share attributable to common stockholders - basic and diluted	$(0.37)	$(0.96)

	Six Months Ended
	June 30,
	2023	2022
Numerator:
Net loss	$(39,714)	$(48,978)
Denominator:
Weighted-average common stock outstanding	67,762,501	26,560,185
Net loss per share attributable to common stockholders - basic and diluted	$(0.59)	$(1.84)

The Company’s potentially dilutive securities, which include restricted stock units, stock options, and common warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding for the six months ended June 30, 2023 and 2022, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of
	June 30,
	2023	2022
Options to purchase common stock	4,776,782	5,069,437
Restricted stock units	3,580,135	576,569
Warrants to purchase common stock	30,125,618	38,375,618

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three and six months ended June 30, 2023, the Company made payments to Alexandria LaunchLabs of approximately $24,000 and $48,000, respectively. During the three and six months ended June 30, 2022, the Company made payments of approximately $23,000 and $40,000, respectively, under the LaunchLabs Agreement, which was recognized in research and development expenses. As of June 30, 2023 and December 31, 2022, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement.

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

In accordance with the Company's ASC 606 assessment, Advanz Pharma is considered to be a customer. The Company identified two performance obligations, the exclusive license to commercialize the Licensed Product, that was satisfied on the date of the execution of the Advanz Agreement when control of the license was transferred, and the obligation to manufacture and supply Advanz with the Product. The Company determined that the upfront license fee of EUR 10 million (approx. USD $10.7 million) is the transaction price. The performance-based milestone payments, sales-based milestone payments, sales-based royalties, and manufacture and supply of Product are each determined to be variable consideration that are constrained due to the uncertainty of achievement. The Company determined that the EUR 10 million represented the point at which the licensee was able to use and benefit from the license and recognized revenue from upfront license fees when the license was transferred to Advanz upon execution of the Advanz Agreement. The Company recognized the upfront fee as license revenue on its condensed statement of operations for the three and six months ended June 30, 2023.

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

On April 24, 2023 we presented clinical data from the ACTION-Galactosemia Kids study. Treatment with AT-007 (govorestat) demonstrated consistent and sustained clinical benefit on activities of daily living, behavioral symptoms, cognition, adaptive behavior and tremor. While statistical significance defined as a p value of <0.05 was not met on the primary endpoint, systematic improvement over time was demonstrated for the overall primary endpoint (p=0.1030) and for a pre-specified sensitivity analyses including cognition (p=0.0698). Individual speech and language components of the primary endpoint were not impacted, which is suspected to be due to lack of progression in the placebo group and concomitant speech therapy received by almost all children in the trial. Of note, patients with severe speech deficits showed a favorable trend towards improvement with govorestat versus placebo. A post-hoc analysis of the global statistical test including behavior and activities of daily living but excluding speech & language components (OWLS-OE and OWLS-LC) demonstrated a highly statistically significant benefit of active treatment versus placebo (p=0.0205), which strengthened over time. Govorestat provided a statistically significant benefit on tremor at 18 months (p=0.0428), as measured by the Archimedes Spiral Drawing Test, and adaptive skills as assessed by the BASC-3 Adaptive Skills Index (p=0.0265). Consistent with prior reported data, improvement in galactitol levels was sustained throughout the trial with no impact on Gal-1p or galactose, further establishing the causal role of galactitol in disease pathogenesis. Govorestat continued to be safe and well-tolerated in all age groups; there were no treatment-related serious adverse events (SAEs) reported. We believe that there is compelling evidence of clinical efficacy and plans to move toward registration of govorestat for Galactosemia. The ACTION-Galactosemia Kids clinical has been unblinded and placebo patients have been crossed to active treatment. Recently, the FDA granted a Pre-New Drug Application (Pre-NDA) meeting to be held this summer to discuss a potential NDA submission for govorestat (AT-007) for the treatment of Galactosemia. We believe that the clinical efficacy demonstrated to date, combined with galactitol biomarker data and a favorable safety profile, may support an NDA submission, and we are seeking feedback from the FDA and alignment on the details of the submission. If the FDA is in agreement on the potential path forward to approval, the Company will plan to submit an NDA in the fall of 2023. Regarding regulatory submission plans in Europe, Applied Therapeutics and its European commercial partner, Advanz Pharma, met with rapporteurs in Q2 2023, and plan to proceed with an European Medicines Agency (EMA) Marketing Authorization Application (MAA) submission this fall.

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

AT-001 is a novel ARI with broad systemic exposure and peripheral nerve permeability that we are developing for the treatment of diabetic cardiomyopathy, or DbCM, a fatal fibrosis of the heart, for which no treatments are available. We completed a Phase 1/2 clinical trial evaluating AT-001 in approximately 120 patients with type 2 diabetes, in which no drug-related adverse effects or tolerability issues were observed. In September 2019, we announced the initiation of a Phase 3 registrational trial of AT-001 in DbCM. The study, called ARISE-HF, is designed to evaluate AT-001’s ability to improve or prevent the decline of functional capacity in patients with DbCM at high risk of progression to overt heart failure. The trial is fully enrolled with 675 patients.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $39.7 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $388.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of June 30, 2023, we had cash and cash equivalents and short-term investments of $35.6 million.

In June 2020, we entered into the Goldman Equity Distribution Agreement to sell shares of our common stock, from time to time, having an aggregate offering price of up to $100.0 million. The Goldman Equity Distribution Agreement was terminated as of January 24, 2022.

On January 26, 2022, the Company entered into the Equity Distribution Agreement to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. Pursuant to the Equity Distribution Agreement shares of our common stock may be offered and sold through the sales agent in sales deemed “at-the-market” offerings under the Securities Act of 1933, as amended, or the Securities Act. Under the Equity Distribution Agreement, the sales agent will be entitled to compensation of up to 3% of the gross offering proceeds of all shares of our common stock sold through it pursuant to the Equity Distribution Agreement. In connection with the sale of shares of our common stock on our behalf, the sales agent may be deemed to be “underwriters” within the meaning of the Securities Act, and the compensation paid to the sales agent may be deemed to be underwriting commissions or discounts. The Equity Distribution Agreement was terminated as of May 12, 2023.

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

On April 26, 2023, the Company completed its sale of a total of 9,735,731 Shares, at a purchase price of $0.946 per Share, and 22,000,000 Pre-Funded Warrants at a purchase price of $0.946 per Pre-Funded Warrant, in a private placement to a select group of Purchasers pursuant to the Securities Purchase Agreement. The Private Placement resulted in net proceeds to the Company of approximately $27.5 million, after deducting placement agent commissions and other offering expenses.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Product pipeline research and development expenses
AT-001	$3,509	$6,681	$9,940	$11,868
AT-007	5,801	6,204	12,547	13,057
Personnel-related expenses	1,408	1,578	3,109	3,515
Stock-based compensation	752	788	1,614	1,644
Other expenses	413	145	608	342
Total research and development expenses	$11,883	$15,396	$27,818	$30,426

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

Other Income (Expense), Net

Other income (expense), net consists of interest income (expense), net, other income (expense), net and change in fair value of warrant liabilities. Interest income (expense), net consists primarily of our interest income on our cash and cash equivalents and marketable securities. Other income (expense), net consists primarily of realized gains and losses on sales of marketable securities. Change in fair value of warrant liabilities consists of mark to market changes on our common warrants.

Results of Operations

Three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	(Unaudited)
	Three Months Ended
	June 30,
(in thousands)	2023	2022
REVENUE:
License Revenue	$—	—
Total Revenue	—	—
Operating expenses:
Research and development	$11,883	$15,396
General and administrative	5,293	6,125
Total operating expenses	17,176	21,521
Loss from operations	(17,176)	(21,521)
Other income (expense), net:
Interest income	408	111
Change in fair value of warrant liabilities	(12,804)	(4,357)
Other expense	(5)	(90)
Other expense, net	(12,401)	(4,336)
Net loss	$(29,577)	$(25,857)

License Revenue

We did not recognize any revenue for the three months ended June 30, 2023 and 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
(in thousands)	2023	2022	Increase/(Decrease)
Clinical and pre-clinical	$8,744	$12,402	$(3,658)
Drug manufacturing and formulation	540	136	404
Personnel expenses	1,408	1,578	(170)
Stock-based compensation	752	788	(36)
Regulatory and other expenses	439	492	(53)
Total research and development expenses	$11,883	$15,396	$(3,513)

Research and development expenses for the three months ended June 30, 2023 were $11.9 million, compared to $15.4 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, the decrease of $3.5 million was primarily related to:

●	a decrease in clinical and pre-clinical expense of $3.7 million, primarily due to decreased expense related to CROs, offset by progression of the SORD Phase 3 registrational study;
●	an increase in drug manufacturing and formulation costs of $0.4 million primarily related to purchase of raw materials in the three months ended June 30, 2023;
●	a decrease in personnel expenses of $0.2 million due to the decrease in headcount;

●	a decrease in stock-based compensation of $36,000 due to decrease in headcount, which resulted in stock options and restricted stock units being forfeited during the current period; and
●	a decrease in regulatory and other expenses of $0.1 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
(in thousands)	2023	2022	Increase/(Decrease)
Legal and professional fees	$1,605	$1,359	$246
Commercial expenses	228	241	(13)
Personnel expenses	889	1,294	(405)
Stock-based compensation	1,091	1,443	(352)
Insurance expenses	607	945	(338)
Other expenses	873	843	30
Total general and administrative expenses	$5,293	$6,125	$(832)

General and administrative expenses were $5.3 million for the three months ended June 30, 2023, compared to $6.1 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, the decrease of $0.8 million was primarily related to:

●	an increase in legal and professional fees of $0.2 million related to higher external legal fees;
●	a decrease in commercial expenses of $13,000 related to a decrease in spend for commercial operations;
●	a decrease in personnel expenses of $0.4 million related to a decrease in headcount;
●	a decrease in stock-based compensation of $0.4 million related to a decrease in headcount, which resulted in stock options and restricted stock units being forfeited during the current period;
●	a decrease in insurance expenses of $0.3 million related to decreased insurance costs; and
●	an increase in other expenses of $30,000.

Interest Income, Net

Interest income was $0.4 million for the three months ended June 30, 2023, as compared to $0.1 million for the three months ended June 30, 2022. Interest income increased due to higher interest rates in the current period.

Change in Fair Value of Warrant Liabilities

Change in the fair value of warrant liabilities was $12.8 million for the three months ended June 30,2023, as compared to $4.4 million for the three months ended June 30, 2022. The increase in the fair value of warrant liabilities is primarily related to changes in our common share price.

Other Expense, Net

Other expense was $5,000 for the three months ended June 30, 2023, compared to $0.1 million for the three months ended June 30, 2022. The decrease relates to the sale of all marketable securities.

Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
(in thousands)	2023	2022
REVENUE:
License Revenue	$10,660	—
Total Revenue	10,660	—
Operating expenses:
Research and development	$27,818	$30,426
General and administrative	10,876	14,196
Total operating expenses	38,694	44,622
Loss from operations	(28,034)	(44,622)
Other income (expense), net:
Interest income	628	187
Change in fair value of warrant liabilities	(12,335)	(4,357)
Other income (expense)	27	(186)
Other expense, net	(11,680)	(4,356)
Net loss	$(39,714)	$(48,978)

License Revenue

Our revenue for the six months ended June 30, 2023 consisted of an up-front license fee of $10.7 million under the Advanz Agreement. We did not recognize any revenue for the six months ended June 30, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
(in thousands)	2023	2022	Increase/(Decrease)
Clinical and pre-clinical	$20,560	$23,930	$(3,370)
Drug manufacturing and formulation	1,811	367	1,444
Personnel expenses	3,109	3,515	(406)
Stock-based compensation	1,614	1,644	(30)
Regulatory and other expenses	724	970	(246)
Total research and development expenses	$27,818	$30,426	$(2,608)

Research and development expenses for the six months ended June 30, 2023, were $27.8 million, compared to $30.4 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, the decrease of $2.6 million was primarily related to:

●	a decrease in clinical and pre-clinical expense of $3.4 million, primarily due to decreased expense related to CROs, offset by progression of the SORD Phase 3 registrational study;
●	an increase in drug manufacturing and formulation costs of $1.4 million primarily related to purchase of raw materials in the six months ended June 30, 2023;
●	a decrease in personnel expenses of $0.4 million related to a decrease in headcount;
●	a decrease in stock-based compensation of $30,000 related to a decrease in headcount, which resulted in forfeitures of stock options and restricted stock units; and
●	a decrease in regulatory and other expenses of $0.2 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
(in thousands)	2023	2022	Increase/(Decrease)
Legal and professional fees	$3,092	$2,978	$114
Commercial expenses	371	1,530	(1,159)
Personnel expenses	2,115	3,062	(947)
Stock-based compensation	2,284	2,664	(380)
Insurance expenses	1,405	2,071	(666)
Other expenses	1,609	1,891	(282)
Total general and administrative expenses	$10,876	$14,196	$(3,320)

General and administrative expenses were $10.9 million for the six months ended June 30, 2023, compared to $14.2 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, the decrease of $3.3 million was primarily related to:

●	an increase in legal and professional fees of $0.1 million related to higher external legal fees;
●	a decrease in commercial expenses of $1.2 million related to a decrease in spend relating to commercial operations;
●	a decrease in personnel expenses of $1.0 million related to a decrease in headcount;
●	a decrease in stock-based compensation of $0.4 million related to a decrease in headcount, which resulted in options and restricted stock units being forfeited during the current period;
●	a decrease in insurance expenses of $0.7 million related to decreased insurance costs; and
●	a decrease in other expenses of $0.3 million relating to decreased costs of other office expenses.

Interest Income, Net

Interest income was $0.6 million for the six months ended June 30, 2023, as compared to $0.2 million for the six months ended June 30, 2022. The overall increase was related to an increase in interest rates.

Change in Fair Value of Warrant Liabilities

Change in the fair value of warrant liabilities was $12.3 million for the six months ended June 30,2023, as compared to $4.4 million for the six months ended June 30, 2022. The increase in the fair value of warrant liabilities is primarily related to changes in our common share price.

Other Income (expense), Net

Other Income (expense), net expense was a $27,000 gain for the six months ended June 30, 2023, compared to a loss of $0.2 million for the six months ended June 30, 2022. The decrease in other expense related to the sale of all marketable securities during the six months ended June 30, 2023.

Liquidity and Capital Resources

Since our inception through June 30, 2023, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe is expected to provide a source of capital to the Company based on clinical and regulatory milestones. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals and potential license revenue. However, there are no guarantees that this will materialize, and delays or unexpected data could disrupt this potential source of liquidity. Broadly, the Company has not yet established an ongoing source of product revenue sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. As of June 30, 2023, our cash, cash equivalents was $35.6 million. We believe that our cash and cash equivalents as of June 30, 2023, and the projected clinical and regulatory milestone payments expected in fiscal year 2023 from Advanz Pharma will be sufficient to fund our operations through mid-year 2024, and potentially beyond if clinical trial completion and marketing authorization in Europe as well as commercial sales milestones materialize in the expected timelines. Given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern for a period of 12 months beyond filing this Form 10-Q.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(23,442)	$(42,810)
Net cash provided by/(used in) investing activities	13,872	15,054
Net cash provided by financing activities	28,529	29,596
Net increase (decrease) in cash and cash equivalents	$18,959	$1,840

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023, was $23.4 million primarily due to our net losses of $39.7 million, a decrease in financed insurance premium of $1.5 million, a decrease in prepaid expenses of $0.3 million, and a decrease in operating lease liability of $0.2 million. This is partially offset by an increase in fair value of warrant liability of $12.3 million, an increase of $3.9 million in non-cash stock-based compensation expense, increase in the amortization of insurance premium of $1.3 million, increase in accounts payable of $0.2 million, increase in the amortization of operating lease right-of-use assets of $0.2 million, increase in other liabilities of $0.2 million, an increase in accrued expenses and other current liabilities of $0.2 million and an increase in amortization of leasehold improvements of $1,000.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $13.9 million relating to the proceeds from the sale of available-for-sale securities of $4.9 million and maturities of available-for-sale securities of $8.9 million.

Net cash provided by investing activities for the six months ended June 30, 2022 was $15.1 million relating to our purchase of available-for-sale securities for $15.0 million, offset by the proceeds from the maturities of available-for-sale securities of $30.0 million.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $28.5 million, primarily from the April 2023 private placement.

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

Recently Issued Accounting Pronouncements

Any recent accounting pronouncements issued by the FASB or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, cash equivalents and short-term investments of $35.6 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

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

As of June 30, 2023, we had cash and cash equivalents of $35.6 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. A change of 50 to 100 basis points would result in a change of $36,000 to $72,000, respectively, on the value of our portfolio.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate gain or loss during the six months ended June 30, 2023. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2023, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $82.5 million and $105.6 million for the years ended December 31, 2022, and 2021, respectively and $39.7 million and $49.0 million for the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $388.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 included an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents were $35.6 million at June 30, 2023. We believe that our cash and cash equivalents as of June 30, 2023, along with projected clinical and regulatory milestone payments expected in fiscal year 2023 from Advanz Pharma will be sufficient to fund our operations through mid-year 2024, and potentially beyond if clinical trial completion and marketing authorization in Europe as well as commercial sales milestones materialize in the expected timelines. However, given our planned expenditures for the next several years, we have concluded, and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern for a period of 12 months beyond filing this Quarterly Report on Form 10-Q. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms.

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

As of June 30, 2023, our cash and cash equivalents was $35.6 million. We believe that our cash and cash equivalents as of June 30, 2023, along with the projected clinical and regulatory milestone payments expected in fiscal year 2023 from Advanz Pharma will be sufficient to fund our operations through mid-year 2024, and potentially beyond if drug approvals materialize in the expected timelines. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, including through third party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of June 30, 2023 and December 31, 2022.

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

Of the large number of products in development across the pharmaceutical industry, only a small percentage successfully complete the FDA or comparable foreign regulatory authorities approval processes and are commercialized. The lengthy approval or marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval or marketing authorization to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

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

We intend to seek an accelerated approval development pathway for our product candidates. Under the accelerated approval provisions of the Federal Food, Drug, and Cosmetic Act, or the FDCA, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval development pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical profile or risks and benefits for accelerated approval. The FDA may require that any such confirmatory studies be initiated or substantially underway prior to the submission of an application for accelerated approval. If such post-approval studies fail to confirm the drug’s clinical profile or risks and benefits, the FDA may withdraw its approval of the drug. The Food and Drug Omnibus Reform Act, or FDORA, which was signed into law on December 29, 2022, made amendments to the accelerated approval program, among them new requirements relating to post approval studies and enhanced enforcement and withdrawal authorities for the FDA, including in the event that a sponsor fails to comply with applicable requirements under the program. Because we are still in early stages of our clinical trials, we can provide no assurances that our biomarker-based approach will be successful in demonstrating a causal link to the relevant outcomes we are evaluating. If our approach is not successful, we may be required to conduct longer clinical trials.

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

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to executive, judicial and Congressional challenges. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, then-President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain PPACA-mandated fees, including the so-called “Cadillac” tax on certain high-cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS published a final rule permitting further collections and payments to and from certain PPACA-qualified health plans and health insurance issuers under the PPACA adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate was a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA were invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the lower court decision, which was then appealed to the U.S. Supreme Court. The U.S. Supreme Court heard arguments in the case in November 2020 and issued its decision in June 2021, ruling that the plaintiffs lacked the standing to challenge the individual mandate provision. In so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the PPACA in its entirety. Another case challenging the PPACA’s requirement that insurers cover certain preventative services is currently pending before the same U.S. District Court Judge in the Northern District of Texas who ruled against the individual mandate in 2018. In September 2022, the judge held that the PPACA requirement to cover certain preventative services violated the U.S. Constitution and set a schedule for additional briefing, which was completed in January 2023. In March 2023, the judge struck down the requirement with immediate nationwide effect by ruling, in part, that members of a panel charged under the PPACA with recommending preventative services coverage had been appointed in an unconstitutional manner. Parties on both sides of the lawsuit have appealed this ruling, and in June 2023 the U.S. Court of Appeals for the Fifth Circuit approved an agreement by the parties on a stay of the lower court’s ruling pending the appeal. It is unclear how this decision, subsequent decisions and appeals, or any potential future litigation and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement may have on our business and the potential profitability of our product candidates.

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

Our reliance on third parties to conduct clinical trials will result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with CROs and other third parties can be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Such parties may:

●	have staffing difficulties;
●	fail to comply with contractual obligations;
●	experience legal or regulatory compliance issues; or
●	undergo changes in priorities or become financially distressed.

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

As of June 30, 2023, we had 22 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based upon shares of our common stock outstanding as of June 30, 2023, our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 47.7% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2023, we had outstanding 62,119,466 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2023).
10.1

Securities Purchase Agreement, dated April 23, 2023, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2023).

10.2

Registration Rights Agreement, dated April 23, 2023, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 24, 2023).

31.1	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Shoshana Shendelman, President and Chief Executive Officer (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Catherine Thorpe, Chief Accounting Officer (Principal Accounting Officer and Interim Principal Financial Officer).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
32.2*	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

APPLIED THERAPEUTICS, INC.

Date: August 10, 2023	By:	/s/ Shoshana Shendelman, Ph.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Catherine Thorpe
Catherine Thorpe
Chief Accounting Officer
(Principal Accounting Officer and Interim Principal Financial Officer)