Form 10-Q
period 2023-09-30
Applied Therapeutics Inc.
filed 2023-11-09
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 8, 2023, the registrant had 77,229,207 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

	As of	As of
	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,457	$16,657
Investments	—	13,923
Prepaid expenses and other current assets	7,031	6,728
Total current assets	44,488	37,308
Operating lease right-of-use asset	510	857
Security deposits and leasehold improvements	197	198
TOTAL ASSETS	$45,195	$38,363
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$491	$477
Accounts payable	6,005	4,534
Accrued expenses and other current liabilities	12,245	14,756
Warrant liabilities	36,763	13,657
Total current liabilities	55,504	33,424
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	44	414
Clinical holdback - long-term portion	691	464
Total noncurrent liabilities	735	878
Total liabilities	56,239	34,302
STOCKHOLDERS’ (DEFICIT)/EQUITY:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 77,133,516 shares issued and outstanding as of September 30, 2023 and 48,063,358 shares issued and outstanding as of December 31, 2022	7	5
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	419,856	352,828
Accumulated other comprehensive gain	—	51
Accumulated deficit	(430,907)	(348,823)
Total stockholders' (deficit)/equity	(11,044)	4,061
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY	$45,195	$38,363

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUE:
License Revenue	$—	$—	$10,660	$—
Total Revenue	—	—	10,660	—
OPERATING EXPENSES:
Research and development	$10,785	$13,116	$38,602	$43,542
General and administrative	4,710	6,240	15,585	20,436
Total operating expenses	15,495	19,356	54,187	63,978
LOSS FROM OPERATIONS	(15,495)	(19,356)	(43,527)	(63,978)
OTHER INCOME (EXPENSE), NET:
Interest income	392	227	1,020	414
Change in fair value of warrant liabilities	(27,277)	36	(39,611)	(4,321)
Other income (expense):	10	(8)	34	(194)
Total other income (expense), net	(26,875)	255	(38,557)	(4,101)
Net loss	$(42,370)	$(19,101)	$(82,084)	$(68,079)
Net loss attributable to common stockholders—basic and diluted	$(42,370)	$(19,101)	$(82,084)	$(68,079)
Net loss per share attributable to common stockholders—basic and diluted	$(0.47)	$(0.40)	$(1.09)	$(2.02)
Weighted-average common stock outstanding—basic and diluted	90,669,969	48,000,183	75,482,234	33,785,386

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Loss	$(42,370)	$(19,101)	$(82,084)	$(68,079)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	—	17	(51)	130
Other comprehensive gain (loss), net of tax	—	17	(51)	130
Comprehensive loss, net of tax	$(42,370)	$(19,084)	$(82,135)	$(67,949)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ (Deficit)/Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2022	26,215,514	$3	$328,958	$(266,315)	$(107)	$62,539
Restricted Stock Units released for common stock issued under Equity Incentive Plan	21,417	—	—	—	—	—
Restricted Stock Units released for common stock not yet issued	(21,417)	—	—	—	—	—
Stock-based compensation expense	—	—	2,518	—	—	2,518
Net loss	—	—	—	(23,121)	—	(23,121)
Other comprehensive income (loss)	—	—	—	—	27	27
BALANCE, March 31, 2022	26,215,514	3	331,476	(289,436)	(80)	41,963
Issuance of common stock sold for cash, net of issuance costs of $96	20,000,000	2	5,966	—	—	5,968
Exercise of pre-funded warrants for common stock	1,750,000	—	1,417	—	—	1,417
Exercise of pre-funded warrants for common stock not yet issued	(1,750,000)	—	—	—	—	—
Issuance of common stock for Restricted Stock released in prior periods under Equity Incentive Plan	21,417	—	—	—	—	—
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	16,593	—	—	—	—	—
Stock-based compensation expense	—	—	2,231	—	—	2,231
Net loss	—	—	—	(25,857)	—	(25,857)
Other comprehensive income (loss)	—	—	—	—	86	86
BALANCE, June 30, 2022	46,253,524	5	341,090	(315,293)	6	25,808
Issuance of common stock for pre-funded warrants exercised in prior periods	1,750,000	—	—	—	—	—
Exercise of options for common stock issued under Equity Incentive Plan	47,602	—	49	—	—	49
Restricted Stock Unit released for common stock issued under Equity Incentive Plan	7,830	—	—	—	—	—
Stock-based compensation expense	—	—	2,856	—	—	2,856
Net loss	—	—	—	(19,101)	—	(19,101)
Other comprehensive income (loss)	—	—	—	—	17	17
BALANCE, September 30, 2022	48,058,956	5	343,995	(334,394)	23	9,629

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ (Deficit)/Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)/Equity
BALANCE, January 1, 2023	48,063,358	$5	$352,828	$(348,823)	$51	$4,061
Restricted Stock Units released for common stock issued under Equity Incentive Plan	50,203	—	—	—	—	—
Stock-based compensation expense	—	—	2,055	—	—	2,055
Net loss	—	—	—	(10,137)	—	(10,137)
Other comprehensive income (loss)	—	—	—	—	(51)	(51)
BALANCE, March 31, 2023	48,113,561	$5	$354,883	$(358,960)	$—	$(4,072)
Issuance of common stock and prefunded warrants, net of issuance costs of $2.5 million	9,735,731	1	27,449	—	—	27,450
Exercise of prefunded warrants	4,250,000	—	—	—	—	—
Exercise of stock options	20,174	—	22	—	—	22
Stock-based compensation expense	—	—	1,843	—	—	1,843
Net loss	—	—	—	(29,577)	—	(29,577)
Other comprehensive income (loss)	—	—	—	—	—	—
BALANCE, June 30, 2023	62,119,466	$6	$384,197	$(388,537)	$—	$(4,334)
Issuance of common stock, net of issuance costs of $0.4 million	4,284,344	—	7,004	—	—	7,004
Exercise of common warrants	10,250,000	1	26,754	—	—	26,755
Exercise of stock options	65,445	—	65	—	—	65
Exercise of stock options, not yet issued	(3,804)	—	—	—	—	—
Restricted Stock Units released for common issued under Equity Incentive Plan	418,065	—	—	—	—	—
Stock-based compensation expense	—	—	1,836	—	—	1,836
Net loss	—	—	—	(42,370)	—	(42,370)
Other comprehensive income (loss)	—	—	—	—	—	—
BALANCE, September 30, 2023	77,133,516	$7	$419,856	$(430,907)	$—	$(11,044)

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(82,084)	$(68,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,734	7,605
Amortization of insurance premium	1,723	2,806
Amortization of operating lease right-of-use assets	347	328
Amortization of leasehold improvements	1	1
Change in operating lease liability	(356)	(327)
Change in fair value of warrant liabilities	39,611	4,321
Changes in operating assets and liabilities:
Financed insurance premium	(1,546)	(3,105)
Prepaid expenses	(480)	(262)
Accounts payable	1,471	(2,488)
Accrued expenses and other current liabilities	(2,816)	(3,000)
Other liabilities	227	—
Net cash used in operating activities	(38,168)	(62,200)
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	(36,911)
Proceeds from sale of available-for-sale securities	4,944	—
Proceeds from maturities of available-for-sale securities	8,928	56,986
Net cash provided by investing activities	13,872	20,075
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants	34,606	27,811
Proceeds from financed insurance premium	1,546	3,105
Repayments of short-term borrowings	(1,393)	(2,340)
Exercise of stock options for common stock under Equity Incentive Plan	87	49
Exercise of Warrants	10,250	—
Net cash provided by financing activities	45,096	28,625
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,800	(13,500)
Cash and cash equivalents at beginning of period	16,657	53,888
Cash and cash equivalents at end of period	$37,457	$40,388
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Initial measurement of warrant liabilities	$—	$21,835
Conversion of warrant liabilities to equity for warrant exercises	$16,505	$1,417
Unrealized gain (loss) on marketable securities	$(51)	$130
Offering costs still in accrued expenses	$152	$8

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

 The Securities have the benefit of the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of April 23, 2023, by and among the Company and the Purchasers, requiring the Company to prepare and file a registration statement with the SEC as soon as reasonably practicable, but in no event later than May 26, 2023 (the “Filing Deadline”), and to use commercially reasonable efforts to have the registration statement declared effective within 30 days of the Filing Deadline, subject to extension under the terms of the Registration Rights Agreement. The Company satisfied its obligations under the Registration Rights Agreement by filing a registration statement on Form S-3 on May 12, 2023. The Securities were issued to the Purchasers pursuant to an exemption from registration under Rule 506 of Regulation D, which is promulgated under the Securities Act. The Company relied on this exemption from registration based in part on representations made by the Purchasers. The sale of the Securities pursuant to the Securities Purchase Agreement has not been registered under the Securities Act or any state securities laws. The Securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On August 11, 2023, the Company entered into a sales agreement (the “Leerink ATM Agreement”) with Leerink Partners LLC, pursuant to which the Company may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million through Leerink Partners LLC as sales agent. Under the Leerink ATM Agreement, the sales agent may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. The Company will pay the sales agent a commission rate of up to 3% of the gross offering proceeds of any shares sold and has agreed to provide the sales agent with indemnification and contribution against certain liabilities. The Leerink ATM Agreement contains customary representations and warranties.

As of September 30, 2023, the Company has sold an aggregate of 4,284,344 shares of the company’s common stock, par value $0.0001, pursuant to the Leerink ATM Agreement with an average sale price of $1.75 per share, resulting in net proceeds of $7.0 million, after deducting underwriting discounts, commissions and offering expenses.

On October 13, 2023, the Company completed the sale of an additional 5,750,000 shares of the company’s common stock, par value $0.0001, pursuant to the Leerink ATM Agreement with an average sale price of $2.28 per share, resulting in net proceeds of $12.7 million, after deducting underwriting discounts, commissions and offering expenses. The Company intends to use the net proceeds from the Leerink ATM to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of September 30, 2023, results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. As of September 30, 2023, financing through the Company’s private placement, Leerink ATM Agreement and warrant exercises has resulted in net proceeds of $44.7 million, after deducting placement agent commissions and other offering expenses. Additionally, on October 13, 2023, the Company issued additional shares under the Leerink ATM Agreement that resulted in net proceeds of $12.7 million, after deducting placement agent commissions and other offering expenses (see Note 16). The Company continues to actively pursue several potential long-term financing options, including equity capital, debt, convertible debt, and synthetic royalty financing. Additionally, the Company is in active dialogue with several potential partners regarding business development opportunities related to one or more of its programs. There can be no assurances that the Company’s discussions with any of the current counterparties will be successful, and the Company expects to continue to pursue additional opportunities.

As reflected in the accompanying financial statements, the Company incurred a net loss of $82.1 million for the nine months ended September 30, 2023 and has an accumulated deficit of $430.9 million as of September 30, 2023. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe provides a source of capital to the Company based on clinical and regulatory milestones. We received a $10.7 million upfront payment from Advanz Pharma in January 2023 in conjunction with signing the agreement. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals and potential revenues. However, there are no guarantees that this will materialize timely or at all, and delays or unexpected data could disrupt this potential liquidity. Broadly, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. As of September 30, 2023, our cash and cash equivalents totaled $37.5 million. Given our planned expenditures for the next twelve months, we have concluded there is substantial doubt regarding our ability to continue as a going concern for a year beyond the date this Quarterly Report on Form 10-Q is issued. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the Company's ability to continue as a going concern as of the date of the financial statements and the reported amounts of expenses during the reporting period. In preparing the financial statements, management used estimates in the following areas, among others: prepaid and accrued expenses; warrant liabilities valuation; stock-based compensation expense; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2023.

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

The following table shows the activity within the clinical holdback liability accounts for the nine months ended September 30, 2023:

(in thousands)
Balance as of December 31, 2022	$464
Clinical holdback retained	227
Clinical holdback paid	—
Balance as of September 30, 2023	$691

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

During the three and nine months ended September 30, 2023, the Company recorded no research and development expense; and $0 and $0.1 million in general and administrative expense, respectively, related to the Columbia Agreements. During the three and nine months ended September 30, 2022, the Company recorded no research and development expense and $0.1 and $0.2 million in general and administrative expense related to the Columbia Agreements. In aggregate, the Company has incurred $2.8 million in expense from the execution of the Columbia Agreements through September 30, 2023.

As of September 30, 2023, the Company had $0.1 million due to Columbia University included in accrued expenses. As of December 31, 2022, the Company had $0.1 million due to Columbia University included in accrued expenses. The Company recorded no accounts payable for the period ended September 30, 2023 and December 31, 2022 related to the Columbia Agreements.

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

During the three and nine months ended September 30, 2023 the company recorded $25,000 and $0.1 million in research and development expense related to the Miami License Agreement. During the three and nine months ended September 30, 2023, there were no general and administrative expense related to 2020 Miami License Agreement.

During the three and nine months ended September 30, 2022 the Company recorded $25,000 and $0.1 million in research and development expense related to the 2020 Miami License Agreement. During the three and nine months ended September 30, 2022, the company recorded $0 and $2,000 in general and administrative expense, respectively, related to the 2020 Miami License Agreement. In aggregate, the Company has incurred $2.5 million in expense from execution of the 2020 Miami License Agreement through September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company had $0.3 million due to UM included in accrued expenses relating to the 2020 Miami License Agreement.

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

During the three and nine months ended September 30, 2023, the Company recorded no research and development expense in relation to the 2020 Miami Research Agreement. During the three and nine months ended September 30, 2022, the Company recorded $0 and $0.1 million, in research and development expense in relation to the 2020 Miami Research Agreement.

As of September 30, 2023, and December 31, 2022, the Company had $0.1 million in accrued expenses relating to the 2020 Miami Research Agreement.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of September 30, 2023, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report.

	As of September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$8,507	$—	$—	$8,507
Money market funds	28,950	—	—	28,950
Total cash and cash equivalents	$37,457	$—	$—	$37,457
U.S. government agency debt securities	—	—	—	—
Total marketable securities	$—	$—	$—	$—
Total financial assets measured at fair value on a recurring basis	$37,457	$—	$—	$37,457
Warrant liabilities - Common Warrants	—	—	36,763	36,763
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$36,763	$36,763

The following tables summarize, as of December 31, 2022, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

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

Investments in U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period. During the period ended September 30, 2023 and December 31 2022, there were no transfers of financial assets between Level 1 and Level 2.

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

The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions included below as of September 30, 2023 and December 31, 2022. The Pre-Funded warrants were remeasured and reclassified to equity using the Black-Scholes option pricing model with a range of assumptions included below as of December 31, 2022:

	September 30,	December 31,
	2023	2022
Expected term (in years)	2.7	3.7
Volatility	89.8%	91.53%
Risk-free interest rate	4.92%	4.11%
Dividend yield	0.00%	0.00%

As of September 30, 2023, the Company utilized a probability-weighted approach that considered the probability of a change in control at the Company in the Black-Scholes option pricing model, whereby a 20% probability of change in control was used for years two and three and a 5% probability was used for years four and five in the term of the agreements.

As of December 31, 2022, the Company utilized a probability-weighted approach that considered the probability of a change in control at the Company in the Black-Scholes option pricing model, whereby a 10.0% probability of change in control was used for each of the remaining years in the term of the agreements.

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liabilities, for which fair value is determined using Level 3 inputs (in thousands):

Warrant Liabilities
Balance as of January 1, 2023	$13,657
Warrants exercised	(16,505)
Change in fair value	39,611
Balance as of September 30, 2023	$36,763

The inputs utilized by management to value the warrant liabilities are highly subjective. The assumptions used in calculating the fair value of the warrant liabilities represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the fair value of the warrant liabilities may be materially different in the future.

4. INVESTMENTS

Marketable Securities

Marketable securities, which the Company classifies as available-for-sale securities, primarily consist of U.S. government debt obligations. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the balance sheets.

The following tables provide the Company’s marketable securities by security type:

	As of September 30, 2023				As of December 31, 2022
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
US government agency debt security	$—	$—	$—	$—	$13,873	$50	$—	$13,923
Total	$—	$—	$—	$—	$13,873	$50	$—	$13,923

As of September 30, 2023, the Company had $0 in its investment portfolio.

Contractual maturities of the Company’s marketable securities are summarized as follows:

	As of September 30, 2023				As of December 31, 2022
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$—	$—	$—	$—	$13,873	$50	$—	$13,923
Due in one through two years	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$13,873	$50	$—	$13,923

During the three and nine months ended September 30, 2023, the Company had no gross unrealized gains and gross unrealized losses.

During the three months ended September 30, 2023, the Company recorded no gross realized gains and no gross realized losses from the sale of marketable securities. During the nine months ended September 30, 2023, the Company recorded gross realized gains and losses from the sale of marketable securities, which were deemed immaterial.

There were no unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2023 or December 31, 2022.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Prepaid research and development expenses	$4,263	$4,272
Insurance premium asset	955	1,131
Prepaid rent expenses	233	99
Prepaid insurance expenses	112	71
Prepaid commercial and patient advocacy	346	206
Research and development tax credit receivable	262	252
Interest receivable	23	23
Other prepaid expenses and current assets	837	674
Total prepaid expenses & other current assets	$7,031	$6,728

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Accrued pre-clinical and clinical expenses	$8,354	$8,877
Short-term insurance financing note	775	622
Accrued professional fees	1,032	1,218
Accrued compensation and benefits	1,196	2,301
Accrued commercial expenses	59	896
Accrued patent expenses	425	361
Other	404	481
Total accrued expenses & other current liabilities	$12,245	$14,756

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

As of September 30, 2023, there were 615,885 shares of common stock available for issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$764	$1,178	$2,378	$2,822
General and administrative	1,072	1,678	3,356	4,342
Total stock-based compensation expense	$1,836	$2,856	$5,734	$7,164

Stock Option Activity

During the nine months ended September 30, 2023, the Company did not grant any stock options. For the three months ended September 30, 2023 and 2022, amortization of stock compensation of options amounted to $1.1 million and $2.5 million, respectively, and for the nine months ended September 30, 2023 and 2022, amortization of stock compensation of options amounted to $3.9 million and $6.2 million, respectively. As of September 30, 2023 and 2022, the total unrecognized stock-based compensation expense for unvested options was $3.7 million and $9.9 million, respectively, which is expected to be recognized over 1.8 years and 2.3 years, respectively. The weighted-average fair value per share of options granted during the nine months ended September 30, 2023 and 2022 was $0 and $1.79, respectively.

The following table summarizes the information about stock options outstanding at September 30, 2023:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2022	4,874,047	$1.97	6.9	$—
Options granted
Options exercised	(85,619)	1.05
Forfeited	(84,639)	1.05
Expired	(8,170)	1.05
Outstanding at September 30, 2023	4,695,619	$2.01	6.1	$4,837

Exercisable at September 30, 2023	4,247,076	$2.11	6.0	$4,192
Nonvested at September 30, 2023	448,543	$1.05	7.8	$645

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Expected term (in years)	—	—	—	5.7
Volatility	—%	—%	—%	75.83%
Risk-free interest rate	—%	—%	—%	2.13%
Dividend yield	—%	—%	—%	—%

Restricted Stock Unit Activity

During the nine months ended September 30, 2023, the Company granted 3,164,362 restricted stock units (“RSUs”). For the three months ended September 30, 2023 and 2022, amortization of stock compensation of RSUs amounted to $0.7 million and $0.4 million, respectively. For the nine months ended September 30, 2023 and 2022, amortization of stock compensation of RSUs amounted to $1.8 million and $0.9 million, respectively. As of September 30, 2023 and 2022, the unamortized compensation costs associated with non-vested restricted stock awards were $4.5 million and $3.9 million, respectively, with a weighted-average remaining amortization period of 3.1 years.

The following table summarizes the information about restricted stock units outstanding at September 30, 2023:

		Weighted-Average
		Grant Date
(in thousands, except for share data)	Shares	Fair Value
Outstanding at December 31, 2022	815,509	$5.96
Awarded	3,164,362	1.04
Released	(468,268)	4.75
Forfeited	(185,267)	2.81
Outstanding at September 30, 2023	3,326,336	$1.63
Nonvested at September 30, 2023	3,326,336	$1.63

Weighted Average Remaining Recognition Period (in years)	3.1

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of September 30, 2023, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of September 30, 2023, and December 31, 2022, the authorized capital stock of the Company consisted of 200,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share, respectively.

Common Stock

Goldman Equity Distribution Agreement

In June 2020, the Company entered into an equity distribution agreement (the “Goldman Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman”) to sell shares of the Company’s common stock, from time to time, having an aggregate offering price of up to $100.0 million. The issuance and sale of shares of common stock by the Company pursuant to the Goldman Equity Distribution Agreement is deemed an “at-the-market” offering under the Securities Act of 1933, as amended, or the Securities Act. Goldman is entitled to compensation for its services equal to up to 3.0% of the gross offering proceeds of all shares of the Company’s common stock sold through it as a sales agent pursuant to the Goldman Equity Distribution Agreement. The Goldman Equity Distribution Agreement was terminated as of January 24, 2022.

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

ATM Offering

On August 11, 2023, the Company entered into the Leerink ATM Agreement with Leerink Partners LLC, pursuant to which the Company may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million through Leerink Partners LLC as sales agent. Under the Leerink ATM Agreement, the sales agents may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. The Company will pay the sales agent a commission rate of up to 3% of the gross offering proceeds of any shares sold and has agreed to provide the sales agent with indemnification and contribution against certain liabilities. The Leerink ATM Agreement contains customary representations and warranties.

As of September 30, 2023, the Company has sold an aggregate of 4,284,344 shares of the company’s common stock, par value $0.0001, pursuant to the Leerink ATM Agreement with an average sale price of $1.75 per share, resulting in net proceeds of $7.0 million, after deducting underwriting discounts, commissions and offering expenses..

On October 13, 2023, the Company completed the sale of an additional 5,750,000 shares of the company’s common stock, par value $0.0001, pursuant to the Leerink ATM Agreement with an average sale price of $2.28 per share, resulting in net proceeds of $12.7 million, after deducting underwriting discounts, commissions and offering expenses. The Company intends to use the net proceeds from the Leerink ATM to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

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

Warrants Issued with the 2018 Notes

On January 18, 2018, the Company entered into a placement agent agreement through which it became obligated to issue common stock warrants in connection with the issuance of convertible promissory notes, issued on February 5, 2018 (the “2018 Notes”). The obligation to issue the 2018 Notes Warrants was recorded as a liability at its fair value, (see Note 3), which was initially $0.1 million, and was included in the issuance costs of the 2018 Notes. On November 5, 2018, in connection with the extinguishment of the 2018 Notes into shares of Series B Preferred Stock, the Company issued the 2018 Notes Warrants, which were equity-classified warrants upon issuance, to purchase 76,847 shares of common stock, valued at $0.3 million. The exercise price of the 2018 Notes Warrants resets each time the Company issues common stock with an issue price less than the exercise price of the Warrants. The 2018 Notes Warrants vested immediately upon issuance and expire on November 4, 2028. The exercise price of the 2018 Notes Warrants was $3.99 and $6.59 per share as of September 30, 2023 and December 31, 2022, respectively.

Warrants Issued with Series B Preferred Stock

In November and December 2018, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue equity-classified warrants to purchase 72,261 shares of common stock (collectively the “2018 Warrants”), valued in the aggregate at $0.2 million, which was included in the issuance costs for the Series B Preferred Stock. The exercise price of the warrants resets each time the Company issues common stock with an issue price less than the exercise price of the warrants. The warrants vested immediately upon issuance and expire 10 years from the date of issuance. The exercise price of the warrants was $4.86 and $8.24 per share as of September 30, 2023 and December 31, 2022, respectively.

The fair value of the 2018 Warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Contractual term (in years)	10.0
Volatility	73.22%
Risk-free interest rate	2.70%
Dividend yield	0.00%

In February 2019, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue warrants to purchase 23,867 shares of common stock (collectively the “2019 Warrants”), valued in the aggregate at $0.1 million, which was included in the issuance costs for the Series B Preferred Stock. The exercise price of the warrants resets each time the Company issues common stock with an issue price less than the exercise price of the warrants. The warrants vested immediately upon issuance and expire 10 years from the date of issuance. The exercise price of the warrants was $4.86 and $8.24 per share as of September 30, 2023 and December 31, 2022, respectively.

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

As of September 30, 2023, the Company had 4,000,000 Pre-Funded Warrants from the June 2022 offering outstanding with a weighted average exercise price of $0.0001 per share and an average contractual life of 5 years.

The Common Warrants were accounted for as liabilities under ASC 815-40, as these warrants provide for a settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. These warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

On August 1, 2023, a warrant holder exercised 1,000,000 Common Warrants on a cash basis and received 1,000,000 shares of common stock. The Company received $1.0 million in cash proceeds for the exercise of these Common Warrants.

On September 11, 2023, a warrant holder exercised 2,500,000 Common Warrants on a cash basis and received 2,500,000 shares of common stock. The Company received $2.5 million in cash proceeds for the exercise of these Common Warrants.

On September 14, 2023, a warrant holder exercised 750,000 Common Warrants on a cash basis and received 750,000 shares of common stock. The Company received $0.8 million in cash proceeds for the exercise of these Common Warrants.

On September 19, 2023, a warrant holder exercised 6,000,000 Common Warrants on a cash basis and received 6,000,000 shares of common stock. The Company received $6.0 million in cash proceeds for the exercise of these Common Warrants.

As of September 30, 2023, the Company had 19,750,000 Common Warrants outstanding with a weighted average exercise price of $1.00 per share and an average contractual life of 5 years.

The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions included below as of September 30, 2023 and December 31, 2022. The Pre-Funded warrants were remeasured and reclassified to equity using the Black-Scholes option pricing model with a range of assumptions included below as of December 31, 2022:

	September 30,	December 31,
	2023	2022
Expected term (in years)	2.7	3.7
Volatility	89.8%	91.53%
Risk-free interest rate	4.92%	4.11%
Dividend yield	0.00%	0.00%

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

As of September 30, 2023, the Company had 22,000,000 Pre-Funded Warrants from the April 2023 offering outstanding with a weighted average exercise price of $0.001 per share. The pre-funded warrants do not have an expiration date.

A summary of the Company’s outstanding pre-funded and common stock warrants as of September 30, 2023 is as follows:

	Equity Classified	Liability Classified	Total
	Warrants	Warrants	Warrants
Outstanding as of January 1, 2023	8,375,618	30,000,000	38,375,618
Warrants granted and issued	22,000,000	—	22,000,000
Warrants exercised	(4,250,000)	(10,250,000)	(14,500,000)
Warrants exchanged	—	—	—
Outstanding as of September 30, 2023	26,125,618	19,750,000	45,875,618

10. LEASES

The following table summarizes the Company’s lease related costs for the three and nine months ended September 30, 2023 and 2022:

		Three Months Ended		Nine Months Ended
(in thousands)		September 30,		September 30,
Lease Cost	Statement of Operations Location	2023	2022	2023	2022
Operating Lease Cost	General and administrative	$126	$126	$378	$378
Total Lease Cost		$126	$126	$378	$378

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Nine Months Ended
	September 30,	September 30,
Other Information	2023	2022
Weighted-average remaining lease term
Operating leases	1.1 years	2.1 years
Weighted-average discount rate
Operating leases	5.69%	5.69%

The following table summarizes the maturities of lease liabilities as of September 30, 2023:

Operating
Year	(in thousands)
2023	$126
2024	426
Thereafter	—
Total lease payments	552
Less: interest	17
Total lease liabilities	$535

11. INCOME TAXES

During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made approximately $0.1 million and $0.3 million in matching contributions to the plan during the three and nine months ended September 30, 2023, respectively. The Company made approximately $0.1 million and $0.4 million in matching contributions to the plan during the three and nine months ended September 30, 2022, respectively.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three and nine months ended September 30, 2023 and 2022, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
(in thousands, except for share data)	2023	2022
Numerator:
Net loss	$(42,370)	$(19,101)
Denominator:
Weighted-average common stock outstanding	90,669,969	48,000,183
Net loss per share attributable to common stockholders - basic and diluted	$(0.47)	$(0.40)

	Nine Months Ended
	September 30,
(in thousands, except for share data)	2023	2022
Numerator:
Net loss	$(82,084)	$(68,079)
Denominator:
Weighted-average common stock outstanding	75,482,234	33,785,386
Net loss per share attributable to common stockholders - basic and diluted	$(1.09)	$(2.02)

The Company’s potentially dilutive securities, which include restricted stock units, stock options, and common warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding for the nine months ended September 30, 2023 and 2022, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of
	September 30,
	2023	2022
Options to purchase common stock	4,695,619	4,925,678
Restricted stock units	3,326,336	533,114
Warrants to purchase common stock	19,875,618	38,375,618

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three and nine months ended September 30, 2023, the Company made payments to Alexandria LaunchLabs of approximately $24,000 and $0.1 million, respectively. During the three and nine months ended September 30, 2022, the Company made payments of approximately $23,000 and $70,000, respectively, under the LaunchLabs Agreement, which was recognized in research and development expenses. As of September 30, 2023, there was $7,000 due to Alexandria LaunchLabs under the LaunchLabs Agreement. As of December 31, 2022, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement.

15. REVENUE

License Agreement with Advanz Pharma

On January 3, 2023, the Company entered into an Exclusive License and Supply Agreement (the “Advanz Agreement”) with Mercury Pharma Group Limited (trading as Advanz Pharma Holdings). Pursuant to the Advanz Agreement, the Company granted Advanz Pharma the exclusive right and license to commercialize drug products containing AT-007 (also known as govorestat), our proprietary Aldose Reductase Inhibitor (ARI) (the “Licensed Product”), for use in treatment of Sorbitol Dehydrogenase Deficiency (“SORD”) and Galactosemia (each a “Licensed Indication”) in the European Economic Area, Switzerland and the United Kingdom (the “Territory”). The Company also granted Advanz Pharma a right of negotiation and “most-favored nation” rights with respect to acquiring the European commercialization rights for any additional indications for which the Licensed Product may be developed in the future (or any other products we may develop solely to the extent used for the Licensed Indications).

Advanz Pharma is required to use commercially reasonable efforts to launch and commercialize the Licensed Products in the major markets in the Territory in each Licensed Indication following, and subject to, receipt of marketing authorization therein. Under the Advanz Agreement, Advanz Pharma agreed to pay the Company (i) an upfront payment of EUR 10 million (approximately USD $10.7 million), and certain development milestone payments upon clinical trial completions and receipt of marketing authorization in the territory, as well as certain commercial milestone payments, totaling EUR 134 million (approximately USD $142.2 million) in the aggregate, and (ii) royalties of 20% of net sales of the Licensed Product. Such royalty rate will be payable on a country-by-country basis until the later of (i) the expiration of the licensed patents covering the composition of matter of AT-007, or (ii) 10 years after the European Medicines Agency’s grant of marketing authorization for the Licensed Product. The royalties are subject to certain deductions, including certain secondary finishing costs, certain step-in establishment costs and a portion of fees for any potential third party patent licenses if applicable in the future. Following the initial term of the license, as described above, the royalty rate shall be reduced to 10% and shall continue in perpetuity unless the Advanz Agreement is terminated in various circumstances in accordance with its terms.

In accordance with the Company's ASC 606 assessment, Advanz Pharma is considered to be a customer. The Company identified two performance obligations, the exclusive license to commercialize the Licensed Product, that was satisfied on the date of the execution of the Advanz Agreement when control of the license was transferred, and the obligation to manufacture and supply Advanz with the Product. The Company determined that the upfront license fee of EUR 10 million (approximately USD $10.7 million) is the transaction price. The performance-based milestone payments, sales-based milestone payments, sales-based royalties, and manufacture and supply of Product are each determined to be variable consideration that are constrained due to the uncertainty of achievement. The Company determined that the EUR 10 million represented the point at which the licensee was able to use and benefit from the license and recognized revenue from upfront license fees when the license was transferred to Advanz upon execution of the Advanz Agreement. The Company recognized the upfront fee as license revenue on its condensed statement of operations for the nine months ended September 30, 2023.

16. SUBSEQUENT EVENTS

Warrant Exchange

On October 12, 2023, the Company entered into an exchange agreement (the “Exchange Agreement”) with entities affiliated with Venrock Healthcare Capital Partners (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 5,658,034 shares of common stock, owned by the Exchanging Stockholders for pre-funded warrants to purchase an aggregate of 5,658,034 shares of common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.001 per share.

ATM Offering

On October 13, 2023, the Company sold an additional 5,750,000 shares of the company’s common stock pursuant to the Leerink ATM Agreement with an average sale price of $2.28 per share, resulting in net proceeds of $12.7 million, after deducting underwriting discounts, commissions and offering expenses. The Company intends to use the net proceeds from the Leerink ATM to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

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

On April 24, 2023 we presented clinical data from the ACTION-Galactosemia Kids study. Treatment with AT-007 (govorestat) demonstrated consistent and sustained clinical benefit on activities of daily living, behavioral symptoms, cognition, adaptive behavior and tremor. While statistical significance defined as a p value of <0.05 was not met on the primary endpoint, systematic improvement over time was demonstrated for the overall primary endpoint (p=0.1030) and for a pre-specified sensitivity analyses including cognition (p=0.0698). Individual speech and language components of the primary endpoint were not impacted, which is suspected to be due to lack of progression in the placebo group and concomitant speech therapy received by almost all children in the trial. Of note, patients with severe speech deficits showed a favorable trend towards improvement with govorestat versus placebo. A post-hoc analysis of the global statistical test including behavior and activities of daily living but excluding speech & language components

(OWLS-OE and OWLS-LC) demonstrated a highly statistically significant benefit of active treatment versus placebo (p=0.0205), which strengthened over time. Govorestat provided a statistically significant benefit on tremor at 18 months (p=0.0428), as measured by the Archimedes Spiral Drawing Test, and adaptive skills as assessed by the BASC-3 Adaptive Skills Index (p=0.0265). Consistent with prior reported data, improvement in galactitol levels was sustained throughout the trial with no impact on Gal-1p or galactose, further establishing the causal role of galactitol in disease pathogenesis. Govorestat continued to be safe and well-tolerated in all age groups; there were no treatment-related serious adverse events (SAEs) reported. We believe that there is compelling evidence of clinical efficacy and plans to move toward registration of govorestat for Galactosemia. The ACTION-Galactosemia Kids clinical has been unblinded and placebo patients have been crossed to active treatment. In June 2023, the FDA granted a Pre-New Drug Application (Pre-NDA) meeting to discuss a potential NDA submission for govorestat (AT-007) for the treatment of Galactosemia.

On September 6, 2023 we announced successful completion of the pre-NDA meeting regarding the govorestat (AT-007) Galactosemia program. In the pre-NDA meeting, the FDA expressed their support for a potential NDA based on the govorestat data generated to date in Galactosemia, and provided constructive recommendations for successful NDA acceptance and review. Based on discussions with the FDA, we plan to submit an NDA for govorestat (AT-007) for the treatment of Galactosemia in the fourth quarter of this year. The timing of the submission and/or approval is dependent on the FDA granting certain necessary waivers, including a carcinogenicity waiver and a QT study waiver. In the event the waivers are not granted, the timing of the submission could be delayed. Regarding regulatory submission plans in Europe, Applied Therapeutics and its European commercial partner, Advanz Pharma, met with rapporteurs in Q2 2023, and plan to proceed with a European Medicines Agency (EMA) Marketing Authorization Application (MAA) submission this fall.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $82.1 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $430.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of September 30, 2023, we had cash and cash equivalents of $37.5 million.

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

The Securities have the benefit of the Registration Rights Agreement, dated as of April 23, 2023, by and among the Company and the Purchasers, requiring the Company to prepare and file a registration statement with the SEC as soon as reasonably practicable, but in no event later May 26, 2023, the Filing Deadline, and to use commercially reasonable efforts to have the registration statement declared effective within 30 days of the Filing Deadline, subject to extension under the terms of the Registration Rights Agreement. The Company satisfied its obligations under the Registration Rights Agreement by filing a registration statement on Form S-3 on May 12, 2023. The Company intends to use the net proceeds to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

On August 11, 2023, the Company entered into a sales agreement (the “Leerink ATM Agreement” with Leerink Partners LLC, pursuant to which the Company may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million through Leerink Partners LLC as sales agent. Under the Leerink ATM Agreement, the sales agent may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. The Company will pay the sales agent a commission rate of up to 3% of the gross offering proceeds of any shares sold and has agreed to provide the sales agent with indemnification and contribution against certain liabilities. The Leerink ATM Agreement contains customary representations and warranties.

As of September 30, 2023, the Company has sold an aggregate of 4,284,344 shares of the company’s common stock, par value $0.0001, pursuant to the Leerink ATM Agreement with an average sale price of $1.75 per share, resulting in net proceeds of $7.0 million, after deducting underwriting discounts, commissions and offering expenses.

On October 13, 2023, the Company completed the sale of an additional 5,750,000 shares of the company’s common stock, par value $0.0001, pursuant to the Leerink ATM Agreement with an average sale price of $2.28 per share, resulting in net proceeds of $12.7 million, after deducting underwriting discounts, commissions and offering expenses. The Company intends to use the net proceeds from the Leerink ATM to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Product pipeline research and development expenses
AT-001	$4,006	$5,058	$13,948	$16,926
AT-007	4,108	5,326	16,581	18,383
Personnel-related expenses	1,426	1,416	4,535	4,931
Stock-based compensation	764	1,178	2,378	2,822
Other expenses	481	138	1,160	480
Total research and development expenses	$10,785	$13,116	$38,602	$43,542

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

Results of Operations

Three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	(Unaudited)
	Three Months Ended
	September 30,
(in thousands)	2023	2022
REVENUE:
License Revenue	$—	—
Total Revenue	—	—
Operating expenses:
Research and development	$10,785	$13,116
General and administrative	4,710	6,240
Total operating expenses	15,495	19,356
Loss from operations	(15,495)	(19,356)
Other income (expense), net:
Interest income	392	227
Change in fair value of warrant liabilities	(27,277)	36
Other income (expense)	10	(8)
Other income (expense), net	(26,875)	255
Net loss	$(42,370)	$(19,101)

License Revenue

We did not recognize any revenue for the three months ended September 30, 2023 and 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
(in thousands)	2023	2022	Increase/(Decrease)
Clinical and pre-clinical	$8,215	$10,035	$(1,820)
Drug manufacturing and formulation	(228)	236	(464)
Personnel expenses	1,426	1,416	10
Stock-based compensation	764	1,178	(414)
Regulatory and other expenses	608	251	357
Total research and development expenses	$10,785	$13,116	$(2,331)

Research and development expenses for the three months ended September 30, 2023 were $10.8 million, compared to $13.1 million for the three months ended September 30, 2022. For the three months ended September 30, 2023, the decrease of $2.3 million was primarily related to:

●	a decrease in clinical and pre-clinical expense of $1.8 million, primarily due to decreased expense related to CROs;
●	a decrease in drug manufacturing and formulation costs of $0.5 million primarily related to the release of legacy accruals for the three months ended September 30, 2023;
●	an increase in personnel expense of $10,000.
●	a decrease in stock-based compensation of $0.4 million due to decrease in headcount, which resulted in stock options and restricted stock units being forfeited during the current period; and
●	an increase in regulatory and other expenses of $0.4 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
(in thousands)	2023	2022	Increase/(Decrease)
Legal and professional fees	$2,062	$1,341	$721
Commercial expenses	(450)	315	(765)
Personnel expenses	736	1,157	(421)
Stock-based compensation	1,072	1,678	(606)
Insurance expenses	441	810	(369)
Other expenses	849	939	(90)
Total general and administrative expenses	$4,710	$6,240	$(1,530)

General and administrative expenses were $4.7 million for the three months ended September 30, 2023, compared to $6.2 million for the three months ended September 30, 2022. For the three months ended September 30, 2023, the decrease of $1.5 million was primarily related to:

●	an increase in legal and professional fees of $0.7 million related to higher external legal fees;
●	a decrease in commercial expenses of $0.8 million related to a decrease in spend for commercial operations and release of legacy accruals for the three months ended September 30, 2023;

●	a decrease in personnel expenses of $0.4 million related to a decrease in headcount;
●	a decrease in stock-based compensation of $0.6 million related to a decrease in headcount, which resulted in stock options and restricted stock units being forfeited during the current period;
●	a decrease in insurance expenses of $0.4 million related to decreased insurance costs; and
●	a decrease in other expenses of $0.1 million.

Interest Income, Net

Interest income was $0.4 million for the three months ended September 30, 2023, as compared to $0.2 million for the three months ended September 30, 2022. Interest income increased due to higher interest rates in the current period.

Change in Fair Value of Warrant Liabilities

Change in the fair value of warrant liabilities was $27.3 million expense for the three months ended September 30, 2023, as compared to a $36,000 gain for the three months ended September 30, 2022. The decrease in the fair value of warrant liabilities is primarily related to changes in our common share price.

Other Income (expense), Net

Other Income (expense), net expense was a $10,000 gain for the three months ended September 30, 2023, compared to a loss of $8,000 for the three months ended September 30, 2022. The decrease in other income (expense) related to the sale of all marketable securities in 2023.

Nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
REVENUE:
License Revenue	$10,660	—
Total Revenue	10,660	—
Operating expenses:
Research and development	$38,602	$43,542
General and administrative	15,585	20,436
Total operating expenses	54,187	63,978
Loss from operations	(43,527)	(63,978)
Other income (expense), net:
Interest income	1,020	414
Change in fair value of warrant liabilities	(39,611)	(4,321)
Other income (expense)	34	(194)
Other expense, net	(38,557)	(4,101)
Net loss	$(82,084)	$(68,079)

License Revenue

Our revenue for the nine months ended September 30, 2023 consisted of an up-front license fee of $10.7 million under the Advanz Agreement. We did not recognize any revenue for the nine months ended September 30, 2022.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022	Increase/(Decrease)
Clinical and pre-clinical	$28,776	$33,965	$(5,189)
Drug manufacturing and formulation	1,583	603	980
Personnel expenses	4,535	4,931	(396)
Stock-based compensation	2,378	2,822	(444)
Regulatory and other expenses	1,330	1,221	109
Total research and development expenses	$38,602	$43,542	$(4,940)

Research and development expenses for the nine months ended September 30, 2023, were $38.6 million, compared to $43.5 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the decrease of $4.9 million was primarily related to:

●	a decrease in clinical and pre-clinical expense of $5.2 million, primarily due to decreased expense related to CROs;
●	an increase in drug manufacturing and formulation costs of $1.0 million primarily related to purchase of raw materials in the nine months ended September 30, 2023, offset by the release of legacy accruals;
●	a decrease in personnel expenses of $0.4 million related to a decrease in headcount;
●	a decrease in stock-based compensation of $0.4 million related to a decrease in headcount, which resulted in forfeitures of stock options and restricted stock units; and
●	a decrease in regulatory and other expenses of $0.1 million.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022	Increase/(Decrease)
Legal and professional fees	$5,154	$4,319	$835
Commercial expenses	(79)	1,845	(1,924)
Personnel expenses	2,851	4,219	(1,368)
Stock-based compensation	3,356	4,342	(986)
Insurance expenses	1,846	2,881	(1,035)
Other expenses	2,457	2,830	(373)
Total general and administrative expenses	$15,585	$20,436	$(4,851)

General and administrative expenses were $15.6 million for the nine months ended September 30, 2023, compared to $20.4 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the decrease of $4.9 million was primarily related to:

●	an increase in legal and professional fees of $0.9 million related to higher external legal fees;
●	a decrease in commercial expenses of $1.9 million related to a decrease in spend relating to commercial operations and release of legacy accruals for the nine months ended September 30, 2023;
●	a decrease in personnel expenses of $1.4 million related to a decrease in headcount;
●	a decrease in stock-based compensation of $1.0 million related to a decrease in headcount, which resulted in options and restricted stock units being forfeited during the current period;
●	a decrease in insurance expenses of $1.0 million related to decreased insurance costs; and
●	a decrease in other expenses of $0.4 million relating to decreased costs of other office expenses.

Interest Income, Net

Interest income was $1.0 million for the nine months ended September 30, 2023, as compared to $0.4 million for the nine months ended September 30, 2022. The overall increase was related to an increase in interest rates.

Change in Fair Value of Warrant Liabilities

Change in the fair value of warrant liabilities was $39.6 million for the nine months ended September 30,2023, as compared to $4.3 million for the nine months ended September 30, 2022. The increase in the fair value of warrant liabilities is primarily related to changes in our common share price.

Other Income (expense), Net

Other Income (expense), net was a $34,000 gain for the nine months ended September 30, 2023, compared to a loss of $0.2 million for the nine months ended September 30, 2022. The decrease in other expense related to the sale of all marketable securities during the nine months ended September 30, 2023.

Liquidity and Capital Resources

Since our inception through September 30, 2023, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe is expected to provide a source of capital to the Company based on clinical and regulatory milestones. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals and potential license revenue. However, there are no guarantees that this will materialize, and delays or unexpected data could disrupt this potential source of liquidity. Broadly, the Company has not yet established an ongoing source of product revenue sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. As of September 30, 2023, our cash, cash equivalents was $37.5 million. Additionally, on October 13, 2023, the Company issued additional shares under the Leerink ATM Agreement that resulted in net proceeds of $12.7 million, after deducting placement agent commissions and other offering expenses (see Note 16). We believe that our cash and cash equivalents as of September 30, 2023, along with the proceeds from the Leerink ATM on October 13, 2023 and the projected clinical and regulatory milestone payments expected in fiscal year 2023 from Advanz Pharma will be sufficient to fund our operations through mid-year 2024, and potentially beyond if clinical trial completion and marketing authorization in Europe as well as commercial sales milestones materialize in the expected timelines. Given our planned expenditures for the next several years, we have concluded and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern for a period of 12 months beyond filing this Form 10-Q.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(38,168)	$(62,200)
Net cash provided by investing activities	13,872	20,075
Net cash provided by financing activities	45,096	28,625
Net increase (decrease) in cash and cash equivalents	$20,800	$(13,500)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023, was $38.2 million primarily due to our net losses of $82.1 million, a decrease in accrued expenses and other current liabilities of $2.8 million, a decrease in financed insurance premium of $1.5 million, a decrease in prepaid expenses of $0.5 million, and a decrease in operating lease liability of $0.4 million. This is partially offset by an increase in fair value of warrant liabilities of $39.6 million, an increase of $5.7 million in non-cash stock-based compensation expense, amortization of insurance premium of $1.7 million, increase in accounts payable of $1.5 million, amortization of operating lease right-of-use assets of $0.3 million, increase in other liabilities of $0.2 million, and amortization of leasehold improvements of $1,000.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $13.9 million relating to the proceeds from the sale of available-for-sale securities of $4.9 million and maturities of available-for-sale securities of $8.9 million.

Net cash provided by investing activities for the nine months ended September 30, 2022, was $20.1 million relating to our purchase of available-for-sale securities for $36.9 million, offset by the proceeds from the maturities of available-for-sale securities of $57.0 million.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $45.1 million, primarily from proceeds from the issuance of shares and pre-funded warrants of $27.5 million as part of the April 2023 private placement, $7.2 million of proceeds from the issuance of shares under the Leerink ATM Agreement, and $10.3 million from the exercise of common warrants, proceeds from financed insurance premium of $1.5 million, $0.1 million from exercise of stock options for common stock under the equity incentive plan, partially offset by repayment of short-term borrowings of $1.4 million.

During the nine months ended September 30, 2022, net cash provided by financing activities was $28.6 million, primarily from the proceeds from the issuance of shares and Pre-Funded Warrants of $27.8 million as part of the June Offering, proceeds from financed insurance premium of $3.1 million, proceeds from exercise of stock options for common stock under the Equity Incentive Plan of $49,000, partially offset by repayment of short-term borrowings of $2.3 million.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, cash equivalents and short term investments of $37.5 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

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

As of September 30, 2023, we had cash and cash equivalents of $37.5 million. Our exposure to interest rate sensitivity is impacted by changes in the underlying U.S. bank interest rates. Our surplus cash has been invested in interest-bearing savings accounts from time to time. We have not entered into investments for trading or speculative purposes. A change of 50 to 100 basis points would result in a change of $36,000 to $72,000, respectively, on the value of our portfolio.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate gain or loss during the nine months ended September 30, 2023. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2023, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $82.5 million and $105.6 million for the years ended December 31, 2022, and 2021, respectively and $82.1 million and $68.1 million for the nine months ended September 30, 2023, and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $430.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2022 included an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents were $37.5 million at September 30, 2023. Additionally, on October 13, 2023, the Company issued additional shares under the Leerink ATM Agreement that resulted in net proceeds of $12.7 million, after deducting placement agent commissions and other offering expenses (see Note 16). We believe that our cash and cash equivalents as of September 30, 2023, along with the proceeds from the ATM on October 13, 2023 and with projected clinical and regulatory milestone payments expected in fiscal year 2023 from Advanz Pharma will be sufficient to fund our operations through mid-year 2024, and potentially beyond if clinical trial completion and marketing authorization in Europe as well as commercial sales milestones materialize in the expected timelines. However, given our planned expenditures for the next several years, we have concluded, and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern for a period of 12 months beyond filing this Quarterly Report on Form 10-Q. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms.

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

As of September 30, 2023, our cash and cash equivalents was $37.5 million. Additionally, on October 13, 2023, the Company issued additional shares under the Leerink ATM Agreement that resulted in net proceeds of $12.7 million, after deducting placement agent commissions and other offering expenses (see Note 16). We believe that our cash and cash equivalents as of September 30, 2023, along with proceeds from the ATM on October 13, 2023 and the projected clinical and regulatory milestone payments expected in fiscal year 2023 from Advanz Pharma will be sufficient to fund our operations through mid-year 2024, and potentially beyond if drug approvals materialize in the expected timelines. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

In addition, our ability to access additional capital has been affected by overall macroeconomic trends, among other things, including rising interest rates, which have caused the price of our common stock to fluctuate significantly and/or decline. These macroeconomic trends have been exacerbated by recent hostilities between Russia and Ukraine and between Hamas and Israel, which have contributed to further economic instability in the global financial markets. As a result, adequate additional financing may not be available to us when needed or on attractive terms. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or altogether terminate our research and development programs or future commercialization efforts.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of September 30, 2023 and December 31, 2022.

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

As of September 30, 2023, we had 22 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based upon shares of our common stock outstanding as of September 30, 2023, our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 38.7% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2023, we had outstanding 77,133,516 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the future.

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

We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile. We currently take advantage of some or all of these reporting exemptions until we are no longer an EGC. We will remain an EGC until the earlier of (i) December 31, 2024, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the first fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” or “non-accelerated filer,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Form of Exchange Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2023).
10.1

Exchange Agreement, dated as of October 12, 2023, between Applied Therapeutics, Inc. and Venrock Healthcare Capital Partners EG,L.P., Venrock Healthcare Capital Partners III, L.P. and VHCP Co-Investment Holdings III, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2023).

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

APPLIED THERAPEUTICS, INC.

Date: November 9, 2023	By:	/s/ Shoshana Shendelman, Ph.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Catherine Thorpe
Catherine Thorpe
Chief Accounting Officer
(Principal Accounting Officer and Interim Principal Financial Officer)