Form 10-K
period 2023-12-31
Applied Therapeutics Inc.
filed 2024-03-06
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The approximate aggregate market value of voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock on the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, as reported on The Nasdaq Global Market, was approximately $63,926,605. This calculation excludes approximately 12,176,806 shares held by directors, executive officers and 10% or greater shareholders of the registrant. Exclusion of these shares does not constitute a determination that each such person is an affiliate of the registrant.

As of March 5, 2024, the total number of shares outstanding of the registrant’s Common Stock was 105,886,831 shares, net of treasury shares.

Documents Incorporated by Reference: Portions of the registrant’s definitive proxy statement for the registrant’s 2024 annual meeting, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

APPLIED THERAPEUTICS, INC.

2023 FORM 10-K ANNUAL REPORT

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” in this Annual Report:

●	our plans to develop, market and commercialize our product candidates;
●	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
●	our ability to take advantage of expedited regulatory pathways for any of our product candidates;
●	our estimates regarding expenses, future revenue, capital requirements, team, growth and needs for additional financing;
●	our ability to successfully acquire or license additional product candidates on reasonable terms and advance product candidates into, and successfully complete, clinical studies;
●	our ability to maintain and establish collaborations or obtain additional funding;
●	our ability to obtain and timing of regulatory approval of our current and future product candidates;
●	the anticipated indications for our product candidates, if approved;
●	our expectations regarding the potential market size and the rate and degree of market acceptance of such product candidates;
●	our ability to fund our working capital requirements and expectations regarding the sufficiency of our capital resources;
●	the implementation of our business model and strategic plans for our business and product candidates;
●	our intellectual property position and the duration of our patent rights;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	our expectations regarding government and third-party payor coverage and reimbursement;
●	our ability to compete in the markets we serve;
●	the impact of government laws and regulations and liabilities thereunder;
●	developments relating to our competitors and our industry; and
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

AT-007(also called govorestat) is a novel central nervous system, or CNS, penetrant ARI that we are developing for the treatment of rare metabolic diseases, including Galactosemia and Sorbitol Dehydrogenase (SORD) Deficiency. Galactosemia is a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of Galactosemia and in June 2021, the FDA granted Fast Track Designation to AT-007 for the treatment of Galactosemia.

In clinical studies, AT-007 significantly reduced plasma galactitol levels in both adults and children with Galactosemia. Galactitol is a toxic metabolite of galactose, which is formed in Galactosemia patients by aberrant activity of AR when galactose is present at high levels. In a study in children with Galactosemia aged 2-17, we demonstrated that the galactitol reduction induced by AT-007 treatment resulted in clinical benefit on activities of daily living, behavioral symptoms, cognition, fine motor skills and tremor over 18 months of treatment. Change in clinical outcome measures correlated with galactitol level.

We submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in the fourth quarter of 2023, which was subsequently validated and accepted for review in December 2023. A New Drug Application (NDA) was submitted in December 2023 to the US FDA, and the FDA accepted the filing of the NDA for govorestat (AT-007) for the treatment of Classic Galactosemia in February of 2024. The NDA was granted Priority Review status, and the FDA assigned a Prescription Drug User Free Act (PDUFA) target action date of August 28, 2024. The FDA also noted that it is planning to hold an advisory committee meeting to discuss the application. The NDA and MAA submission packages include clinical outcomes data from the Phase 3 registrational ACTION-Galactosemia Kids study in children ages 2-17 with Galactosemia, the Phase 1/2 ACTION-Galactosemia study in adult patients with Galactosemia, and preclinical data.

AT-007 is also being studied in a rare disease caused by deficiency in the enzyme Sorbitol Dehydrogenase, called SORD Deficiency. AR is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by Sorbitol Dehydrogenase, which converts sorbitol to fructose. Patients with SORD Deficiency accumulate very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which results in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in drosophila and cell models of SORD Deficiency demonstrated that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. Preclinical studies on AT-007 have demonstrated significant reduction in sorbitol levels in fibroblasts from SORD deficient patients. Treatment with AT-007 in the drosophila model of SORD prevented the disease phenotype and protected from neuronal degeneration. On October 25, 2021, we reported data from a pilot open-label study in 8 SORD Deficiency patients. AT-007 reduced blood sorbitol levels by approximately 66% from baseline through 30 days of treatment. AT-007 was safe and well tolerated in all treated patients. In December 2021, we initiated a Phase 2/3 registrational study in patients with SORD Deficiency, which is ongoing at multiple clinical sites in the US and Europe. On February 16, 2023, we announced that in a pre-specified interim analysis of the ongoing Phase 3 INSPIRE trial, AT-007 reduced sorbitol levels by a mean of approximately 52% (or approximately 16,000ng/ml) over 90 days of treatment (p<0.001 vs. placebo) in patients with SORD Deficiency. At baseline, the mean blood sorbitol level of SORD patients included in this interim analysis was approximately 29,000ng/ml, with a range of approximately 22,000ng/ml-38,000ng/ml. On February 15, 2024, we announced positive interim 12-month results from the ongoing Phase 3 INSPIRE trial, in which the primary endpoints and several key secondary endpoints were achieved.  The interim 12-month analysis demonstrated statistically significant correlation between sorbitol level and the prespecified CMT-FOM composite clinical endpoint (10-meter walk-run test, 4 stair climb, sit to stand test,6-minute walk test and dorsiflexion) (p=0.05). AT-007 treatment also provided sustained reduction in sorbitol level in patients with SORD Deficiency over 12 months of treatment, which was statistically significant compared to placebo (p<0.001). Lastly, AT-007 treatment also resulted in a highly statistically significant effect (p=0.01) on the CMT Health Index (CMT-HI), an important patient-reported outcome measure of disease severity and well-being, which was a secondary endpoint in the study. Aspects of the CMT-HI that demonstrated a treatment effect included lower limb function, mobility, fatigue, pain, sensory function, and upper limb function. AT-007 was safe and well tolerated, with similar incidence of adverse events between active and placebo-treated groups. We plan to meet with regulatory agencies to discuss the interim analysis to determine whether an NDA and MAA could be submitted based on the current data to date.

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

AT-001(also called caficrestat) is a novel ARI with broad systemic exposure and peripheral nerve permeability that we are developing for the treatment of diabetic cardiomyopathy, or DbCM, a fatal fibrosis of the heart, for which no treatments are available. We completed a Phase 1/2 clinical trial evaluating AT-001 in approximately 120 patients with type 2 diabetes, in which no drug-related adverse effects or tolerability issues were observed. In September 2019, we announced the initiation of a Phase 3 registrational trial of AT-001 in DbCM. The study, called ARISE-HF, was designed to evaluate AT-001’s ability to improve or prevent the decline of functional capacity in patients with DbCM at high risk of progression to overt heart failure. Although we did experience enrollment delays in 2020 associated with the Covid-19 pandemic, modifications were made to the trial to include additional sites and geographies to address Covid-19-related issues. On January 4, 2024, we reported topline results from the ARISE-HF study. AT-001 (caficrestat) demonstrated a strong trend in stabilizing cardiac functional capacity, while the placebo group declined over 15 months. The placebo-treated group declined by a mean of -0.31 ml/kg/min over 15 months of treatment, while the AT-001 1500mg twice daily treated group remained primarily stable, with a mean change of -0.01 ml/kg/min over 15 months. While a trend favored active treatment, the difference between active and placebo treated groups (0.30 ml/kg/min) was not statistically significant (p=0.210). Approximately 38% of study subjects were on SGLT2 or GLP-1 therapies for treatment of diabetes, while 62% were not. In a pre-specified subgroup analysis of the primary endpoint in patients not concomitantly treated with SGLT2 or GLP-1 therapies, the placebo group declined by a mean of -0.54 ml/kg/min, while the 1500mg BID AT-001 treated group improved by a mean of 0.08 ml/kg/min over 15 months of treatment, with a difference between groups of 0.62 ml/kg/min (p=0.040). Additionally, in this subgroup analysis, the number of patients who experienced a clinically significant worsening in cardiac functional capacity of 6% or more was substantially higher in the placebo group (46%) as compared to the 1500mg BID AT-001 treated group (32.7%), odds ratio 0.56 (p=0.035). A 6% change in cardiac functional capacity has been shown to predict long-term survival and hospitalization for heart failure. The effect of AT-001 was dose dependent, with the low dose (1000mg BID) demonstrating an intermediate effect between the high dose and placebo. AT-001 was generally safe and well tolerated, with no substantial differences in serious adverse events between AT-001 treated groups as compared to placebo.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $119.8 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $468.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of December 31, 2023, we had cash and cash equivalents of $49.9 million.

Our management team and scientific advisory board are composed of accomplished scientists and clinicians with decades of experience developing drugs for a wide range of diseases. Our view is that drug development does not always need to follow the standard approach, which often requires long and costly development programs before drugs become available to patients. By taking a unique and focused approach to drug development, we believe we can significantly shorten development programs and bring lifesaving drugs to patients in urgent need. In May 2019, we completed our initial public offering (the “IPO”) whereby we sold 4,000,000 shares of common stock at a public offering price of $10.00 per share, resulting in aggregate net proceeds of $34.6 million, after deducting underwriting discounts and commissions and offering expenses. In November 2019, we completed a private placement of 1,380,344 shares of our common stock (the “Private Placement”), which resulted in net proceeds of approximately $18.4 million. In January 2020, we completed a secondary public offering of 2,471,489 shares of our common stock, including 411,223 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares (the “Secondary Public Offering”), pursuant to which we received $134.1 million of proceeds, net of underwriting discounts and commissions and offering expenses. In February 2021, we issued and sold 3,000,000 shares of common stock (the
“February Offering”) at a public offering price of $23.00 per share, with an additional 450,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares in the February Offering. We received aggregate net proceeds, net of underwriting discounts and commissions and offering costs of $74.4 million. In June 2022, we completed an underwritten public offering of 20,000,000 shares of our common stock, 10,000,000 pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants”), and 30,000,000 accompanying warrants to purchase shares of our common stock (“Common Warrants”). The shares and accompanying Common Warrants were offered at a price to the public of $1.00 per share, and the Pre-Funded Warrants and accompanying Common Warrants were offered at a price to the public of $0.9999, resulting in aggregate net proceeds of approximately $27.8 million, after deducting underwriting discounts and commissions and offering expenses. In April 2023, we completed a sale of a total of 9,735,731 shares of common stock and 22,000,000 pre-funded warrants to purchase common stock in a private placement. The shares were offered to a select group of accredited investors at a price of $0.946 per share and the pre-funded warrants were offered to select group of accredited investors at a price of $0.945 per pre-funded warrant, resulting in aggregate net proceeds of approximately $27.5 million, after deducting underwriting discounts and commissions and offering expenses. In August 2023, we entered into a sales agreement (the “Leerink ATM Agreement”) with Leerink Partners LLC, pursuant to which we may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million through Leerink Partners LLC as sales agent. As of December 31, 2023, we sold an aggregate of 17,615,976 shares of our common stock, pursuant to the Leerink ATM Agreement with an average sale price of $2.04 per share, resulting in net proceeds of $36.9 million, after deducting underwriting discounts, commissions and offering expenses. In October 2023, we entered into an exchange agreement (the “Exchange Agreement”) with entities affiliated with Venrock Healthcare Capital Partners (the “Exchanging Stockholders”), pursuant to which we exchanged an aggregate of 5,658,034 shares of common stock, owned by the Exchanging Stockholders for Pre-Funded warrants to purchase an aggregate of 5,658,034 shares of common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.001 per share. On January 31, 2024, the Company sold an additional 1,000,000 shares of the company’s common stock pursuant to the Leerink ATM Agreement with an average sale price of $3.13 per share, resulting in net proceeds of $3.0 million, after deducting underwriting discounts, commissions and offering expenses. On February 16, 2024, the Company sold an additional 2,000,000 shares of the company’s common stock pursuant to the Leerink ATM Agreement with an average sale price of $4.90 per share, resulting in net proceeds of $9.5 million, after deducting underwriting discounts, commissions and offering expenses. In March 2024, we completed a sale of a total of 12,285,714 shares of common stock and 2,000,000 Pre-Funded Warrants to purchase common stock in a private placement. The shares were offered to a select group of accredited investors at a price of $7.00 per share and Pre-Funded Warrants were offered to select group of accredited investors at a price of $6.999 per Pre-Funded Warrant, resulting in aggregate gross proceeds of approximately $100.0 million, after deducting underwriting discounts and commissions and offering expenses.

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

Our Strategy

Our goal is to bring potentially transformative therapies to market across a range of fatal or debilitating diseases for which no treatments are available. The critical components of our strategy include:

●	Leveraging our unique approach to develop our pipeline of novel ARIs. We target molecules and pathways that have a proven role in disease, but have previously failed to yield successful products due to poor efficacy and tolerability. Our unique approach to drug development utilizes recent technological advances to design improved drugs, employs early use of biomarkers to confirm biological activity and focuses on abbreviated regulatory pathways. We develop product candidates with increased potency and selectivity by leveraging recent technological advances in high throughput crystallography and in silico structural design. Our strategy is also informed by early use of biomarkers to confirm biological activity and target engagement. Early proof of biological activity through biomarkers in clinical trials combined with data from prior clinical development programs on first generation drugs significantly de-risks clinical development in our target indications. AR is our first molecular target that has been implicated in multiple diseases and for which sorbitol levels can be assessed as a biomarker of enzyme activity. Prior AR-targeting compounds produced nonselective inhibitors and failed to demonstrate adequate safety and efficacy. We intend to apply our strategy to a wide range of validated targets across multiple disease indications, which we believe will result in additional pipeline programs.
●	Rapidly advancing the development of our ARI product candidates, AT-007, AT-001 and AT-003. Registrational studies have been completed for AT-007 in Galactosemia and for AT-001 for the treatment of DbCM. A registrational study for AT-007 for SORD Deficiency is ongoing.
●	Taking advantage of regulatory pathways designed for accelerated drug development in indications with high unmet need and seeking strategic partnerships in other indications. We plan to leverage abbreviated development programs and biomarker-based approaches for rapid drug development and regulatory approval where possible. For indications that require standard development programs, we plan to seek strategic partnerships.
●	Expanding our pipeline to products targeting other validated molecules and pathways outside of AR. We will continue leveraging our relationships with academic institutions and universities to acquire or license additional technologies that are consistent with our strategy of applying new technologies to validated molecular pathways.

Our Pipeline

The following table shows the status of our current ARI programs:

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

Galactosemia

Galactosemia is a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. High levels of galactose circulating in the blood and tissues of Galactosemia patients enable AR to convert galactose to a toxic metabolite, galactitol, which results in long-term complications ranging from CNS dysfunction to cataracts. AT-007 was specifically designed to be CNS penetrant to address AR activity in the brain and potentially prevent CNS consequences of the disease. We have demonstrated that treatment with AT-007 in an animal model of Galactosemia reduces toxic galactitol levels and prevents disease complications. We have also demonstrated that in patients with Galactosemia, plasma galactitol level statistically correlates with disease severity (p=0.004), further supporting the role of toxic galactitol in causing long-term disease complications. In adult and pediatric Galactosemia patients, we have demonstrated that AT 007 treatment resulted in a statistically significant reduction in plasma galactitol versus placebo. In a study in children with Galactosemia aged 2-17, we demonstrated that the galactitol reduction induced by AT-007 treatment resulted in clinical benefit on activities of daily living, behavioral symptoms, cognition, fine motor skills and tremor over 18 months of treatment. Change in clinical outcome measures correlated with galactitol level.

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

Market Opportunity

The global incidence of Galactosemia is estimated to be 1 in 50,000 to 1 in 90,000, depending on ethnicity. The U.S. Galactosemia population is approximately 3,200 patients, based on newborn screening data identifying 2,500 infants through 2014, and the estimated birth rate of 80 patients per year. Prior studies estimated that the U.S. Galactosemia population was higher based on the incidence rates, because they did not take into account that, prior to newborn screening, most infants with Galactosemia died within a few weeks of birth. As a result, the disease prevalence is significantly lower, and the live population with Galactosemia is largely age 40 and younger. The EU population (including the UK) is slightly larger than the US population, estimated at approximately 4,000 patients, leading to a combined US + EU market opportunity of approximately 7,000 patients. When additional markets, such as Japan and Canada are considered, we believe the overall Market opportunity for Galactosemia is approximately 7,600 patients worldwide.

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

ACTION-Galactosemia Kids

In June 2020, we initiated the ACTION-Galactosemia Kids pediatric Galactosemia study. The study was placed on partial clinical hold in August 2020 while we worked with the FDA to redesign and operationally modify the study to seamless design to ensure continuous treatment and the opportunity to receive clinical benefit. The study re-started in February 2021 and was unblinded in April 2023, and patients who were randomized to active treatment transitioned to an expanded access program. The open-label extension for patients that were initially randomized to placebo is ongoing. The pediatric clinical trial was a 2-part study to evaluate safety, pharmacokinetics, and reduction in the toxic biomarker, galactitol (Part A), as well as impact on functional outcomes in children with Galactosemia over time (Part B). Three age cohorts were studied in parallel: age 2-6, age 7-12, and age 13-17. The biomarker portion of the study, demonstrated a 40% reduction in plasma galactitol (p<0.001 vs. placebo). The clinical outcomes portion of the study measured several aspects of the Galactosemia phenotype on how patients feel and function. AT-007 treatment demonstrated consistent long-term clinical outcomes benefit across a range of functional measures in the ACTION-Galactosemia Kids trial, and improved activities of daily living, behavior, cognition, fine motor skills, adaptive skills and tremor vs. placebo. The primary endpoint, the Global Statistical Test, was a composite sum of change comprised of four endpoints: OWLS-2 Oral Expression (OE), OWLS-2 Listening Comprehension (LC), BASC-3 Behavior Symptoms Index (BSI) and the BASC-3 Activities of Daily Living (ADL). An additional pre-specified sensitivity analysis included cognition in the primary endpoint (NIH-Toolbox Cognition Battery). Additional clinical outcomes were assessed as secondary endpoints, including adaptive skills and tremor. Clinical outcomes were assessed every 6 months by a firewalled independent Data Monitoring Committee (DMC). While statistical significance defined as a p value of <0.05 was not met on the primary endpoint, systematic improvement over time was demonstrated for the overall primary endpoint (p=0.1030) and for a pre-specified sensitivity analyses including cognition (p=0.0698). Speech and language components of the primary endpoint were not impacted, which is suspected to be due to lack of progression in the placebo group and concomitant speech therapy received in the trial. Of note, patients with severe speech deficits showed a favorable trend towards improvement with AT-007 treatment vs. placebo. AT-007 (govorestat) provided a statistically significant benefit on tremor at 18 months (p=0.0428), as measured by the Archimedes Spiral Drawing Test, and adaptive skills as assessed by the BASC-3 Adaptive Skills Index (p=0.0265). Consistent with prior reported data, improvement in galactitol levels was sustained throughout the trial with no impact on Gal-1p or galactose, further establishing the causal role of galactitol in disease pathogenesis. AT-007 continued to be safe and well-tolerated in all age groups; there were no treatment-related serious adverse events (SAEs) reported.

We submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in the fourth quarter of 2023, which was subsequently validated and accepted for review in December 2023. A New Drug

Application (NDA) was submitted in December 2023 to the US FDA, and the FDA accepted the filing of the NDA for govorestat (AT-007) for the treatment of Classic Galactosemia in February of 2024. The NDA was granted Priority Review status, and the FDA assigned a Prescription Drug User Free Act (PDUFA) target action date of August 28, 2024. The FDA also noted that it is planning to hold an advisory committee meeting to discuss the application.

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

Clinical Development

In 2021 we conducted an open-label pilot study in 8 patients with SORD Deficiency. AT-007 treatment significantly reduced sorbitol levels by approximately 66% from baseline, and was safe and well tolerated. In December 2021 we initiated a Phase 2/3 registrational study in patients with SORD Deficiency. The registrational study, called the INSPIRE trial, is designed to demonstrate biomarker efficacy at 3 months through reduction in sorbitol, and long-term clinical efficacy over 2 years of treatment, with an interim clinical outcomes assessment at 12 months. The study is a multicenter placebo controlled trial conducted in the US and Europe in approximately 50 SORD patients age 16 and older. In February 2023, we announced that in a pre-specified interim analysis of the ongoing Phase 3 INSPIRE trial, AT-007 reduced sorbitol levels by a mean of approximately 52% (or approximately 16,000ng/ml) over 90 days of treatment (p<0.001 vs. placebo) in patients with SORD Deficiency. At baseline, the mean blood sorbitol level of SORD patients included in this interim analysis was approximately 29,000ng/ml, with a range of approximately 22,000ng/ml-38,000ng/ml. In the INSPIRE trial, a baseline cross-sectional analysis of the relationship between sorbitol level, age (or duration of disease) and clinical outcome measures demonstrated a statistically significant correlation between sorbitol level and key clinical outcome measures, including 10-meter-walk/run speed, 4-stair climb speed, and sit-to-stand test (p<0.05). In February 2024 we announced positive interim 12-month results from the ongoing Phase 3 INSPIRE trial, in which the primary endpoints and several key secondary endpoints were achieved.  The interim 12-month analysis demonstrated statistically significant correlation between sorbitol level and the prespecified CMT-FOM composite clinical endpoint (10-meter walk-run test, 4 stair climb, sit to stand test,6-minute walk test and dorsiflexion) (p=0.05). AT-007 treatment also provided sustained reduction in sorbitol level in patients with SORD Deficiency over 12 months of treatment, which was statistically significant compared to placebo (p<0.001). Lastly, AT-007 treatment also resulted in a highly statistically significant effect (p=0.01) on the CMT Health Index (CMT-HI), an important patient-reported outcome measure of disease severity and well-being, which was a secondary endpoint in the study. Aspects of the CMT-HI that demonstrated a treatment effect included lower limb function, mobility, fatigue, pain, sensory function, and upper limb function. AT-007 was safe and well tolerated, with similar incidence of adverse events between active and placebo-treated groups. We plan to meet with regulatory agencies to discuss the interim analysis to determine whether an NDA and MAA could be submitted based on the current data to date. The study is continuing in blinded format to 24 months of treatment.

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

AT-001 for the Treatment of Diabetic Cardiomyopathy

Overview

We are developing AT-001, a novel ARI with broad systemic exposure and peripheral nerve permeability being developed for the treatment of DbCM, a fatal fibrosis of the heart, for which no treatments are available. We completed a Phase 1/2 clinical trial evaluating AT-001 in approximately 120 patients with type 2 diabetes, in which no drug-related adverse effects or tolerability issues were observed. This trial also demonstrated target engagement and proof of biological activity, as measured by reduction in sorbitol, a biomarker of AR activity and NTproBNP. A registrational Phase 2/3 study in DbCM patients at high risk of progression to overt heart failure (ARISE-HF) was recently completed.

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

In September 2019, we initiated a Phase 3 registrational trial for AT-001 in DbCM called ARISE-HF. ARISE-HF was a global registrational study in approximately 675 patients with DbCM at high risk of progression to overt heart failure. The study evaluated the treatment effect of AT-001 high dose (1500 mg twice daily) and low dose (1,000mg twice daily) compared to placebo on cardiac functional capacity over 15 months of treatment. On January 4, 2024, we announced topline results from the ARISE-HF study. AT-001 (caficrestat) demonstrated a strong trend in stabilizing cardiac functional capacity, while the placebo group declined over 15 months. The placebo-treated group declined by a mean of -0.31 ml/kg/min over 15 months of treatment, while the AT-001 1500mg twice daily treated group remained primarily stable, with a mean change of -0.01 ml/kg/min over 15 months. While a trend favored active treatment, the difference between active and placebo treated groups (0.30 ml/kg/min) was not statistically significant (p=0.210). Approximately 38% of study subjects were on SGLT2 or GLP-1 therapies for treatment of diabetes, while 62% were not. In a pre-specified subgroup analysis of the primary endpoint in patients not concomitantly treated with SGLT2 or GLP-1 therapies, the placebo group declined by a mean of -0.54 ml/kg/min, while the 1500mg BID AT-001 treated group improved by a mean of 0.08 ml/kg/min over 15 months of treatment, with a difference between groups of 0.62 ml/kg/min (p=0.040). Additionally, in this subgroup analysis, the number of patients who experienced a clinically significant worsening in cardiac functional capacity of 6% or more was substantially higher in the placebo group (46%) as compared to the 1500mg BID AT-001 treated group (32.7%), odds ratio 0.56 (p=0.035). A 6% change in cardiac functional capacity has been shown to predict long-term survival and hospitalization for heart failure. The effect of AT-001 was dose dependent, with the low dose (1000mg BID) demonstrating an intermediate effect between the high dose and placebo. AT-001 was generally safe and well tolerated, with no substantial differences in serious adverse events between AT-001 treated groups as compared to placebo.

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

Clinical Development

Since many DbCM patients often also suffer from DPN, we have incorporated DPN endpoints, such as MNCV, as a sub-study into our DbCM ARISE-HF pivotal study to provide additional proof-of-concept for AT-001 in DPN. Results of the DPN substudy of ARISE-HF are being evaluated.

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

Columbia University is responsible for the prosecution and maintenance of the licensed patents, in consultation with us, and subject to a requirement to give due consideration to our comments, at our expense. We have the first right, but not the obligation, to control the enforcement of licensed patents exclusively licensed to us against third parties. We are required to indemnify Columbia University for any third-party claims that arise from or relate to the 2016 Columbia Agreement.

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

On December 14, 2020, we entered into a research agreement with the University of Miami (the “2020 Miami Research Agreement”), pursuant to which the University of Miami agreed to conduct a research study relating to SORD neuropathy and deliver a final report on the study to us. The term of the research agreement was from December 14, 2020 through December 30, 2021. The consideration for the 2020 Miami Research Agreement was $0.3 million. Due to COVID-19 pandemic disruptions certain research under the 2020 Miami Research Agreement was not completed. In January 2022, we amended the 2020 Miami Research Agreement to extend the term of the agreement to August 31, 2022, whereby the research study was completed.

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

Advanz Pharma is required to use commercially reasonable efforts to launch and commercialize the Licensed Products in the major markets in the Territory in each Licensed Indication following, and subject to, receipt of marketing authorization therein. Under the Advanz Agreement, Advanz Pharma agreed to pay us (i) an upfront payment of EUR 10 million (approx. USD $10.7 million), and certain development milestone payments upon clinical trial completions and receipt of marketing authorization in the territory, as well as certain commercial milestone payments, totaling EUR 134 million (approx. USD $142.2 million) in the aggregate, and (ii) royalties of 20% of net sales of the Licensed Product. Such royalty rate will be payable on a country-by-country basis until the later of (i) the expiration of the licensed patents covering the composition of matter of AT-007, or (ii) 10 years after the European Medicines Agency’s grant of marketing authorization for the Licensed Product. The royalties are subject to certain deductions, including certain secondary finishing costs, certain step-in establishment costs and a portion of fees for any potential third-party patent licenses if applicable in the future. Following the initial term of the license, as described above, the royalty rate shall be reduced to 10% and shall continue in perpetuity unless the Agreement is terminated in various circumstances in accordance with its terms.

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

Sales and Marketing

Due to the delay in the anticipated Galactosemia commercial launch, external non-essential commercial expenditures have been suspended, including sales and marketing, and we have recognized significant reductions in our commercial spending during the year ended December 31, 2023.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We depend on third-party contract manufacturing organizations, or CMOs, for all of our requirements of raw materials, drug substance and drug product for our preclinical research and our clinical trials for AT-007, AT-001 and AT-003. We have not entered into long-term agreements with our current CMOs. We intend to continue to rely on CMOs for later-stage development and commercialization of our current products, as well as the development and commercialization of any other product candidates that we may identify. Although we rely on CMOs, we have personnel and third-party consultants with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

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

Drug product formulation development for AT-007 and AT-001 are in progress. We have contracted with a third-party manufacturer capable of both formulation development and drug product manufacturing through commercialization. We may identify a second drug product manufacturer in the future to add additional capacity and redundancy to our supply chain.

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

Our patent portfolio includes patents and patent applications that are exclusively licensed from Columbia University, exclusively licensed from University of Miami, and patent applications that are owned by us. Our patent portfolio includes patents and patent applications that cover our product candidates AT-007, AT-001, and AT-003, and the use of these candidates for therapeutic purposes in certain territories. Our proprietary technology has been developed primarily through relationships with academic research centers and contract research organizations.

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

Composition of Matter Patents

AT-007. We have exclusively licensed a patent family from Columbia University that includes two issued composition of matter patents and two issued method use of patents in the United States, and 78 issued patents in Europe, Japan, Australia, India, Israel, China, Mexico and South Africa, that claim the composition of matter of and certain methods of use with respect to AT 007. In addition, we have pending patent applications in the United States, Europe, Japan, China, Canada, Australia, Russia, Brazil, Israel, Mexico, New Zealand, Singapore, South Africa, and Hong Kong. The 20-year term of patents in this family runs through June 2037, absent any available patent term adjustments or extensions.

AT-001 and AT-003. We have exclusively licensed from Columbia University a patent family that includes six issued patents in the United States, 82 issued patents in Europe, Japan, Canada, and Australia, a pending application in the United States and a pending application in Europe that claim the composition of matter of and certain methods of use with respect to AT-001 and AT-003. The 20-year term of the patents in this family runs through July 2031, absent any available patent term adjustments or extensions.

Methods for Treating Galactosemia

We own a family of patent applications that claims methods for treating Galactosemia and preventing complications associated with Galactosemia using AT-007 and other inhibitors of AR. This family currently includes granted patents in the United States, Mexico, Japan and pending patent application in the United States, Europe, Japan, Australia, Brazil, Canada, China, Israel, Mexico, New Zealand, Russia, Singapore, South Africa, and Hong Kong. The 20-year term of patents in this family run through July 2038, absent any available patent term adjustments or extensions.

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

Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other regulatory requirements.

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

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Coverage and Reimbursement

The future commercial success of our product candidates, if approved, will depend in part on the extent to which third-party payors, such as governmental payor programs at the federal and state levels, including Medicare and Medicaid, private health insurers and other third-party payors, provide coverage of and establish adequate reimbursement levels for our product candidates. Third-party payors generally decide which products they will pay for and establish reimbursement levels for those products. In particular, in the United States, no uniform policy for coverage and reimbursement exists. Private health insurers and other third-party payors often provide coverage and reimbursement for products based on the level at which the government, through the Medicare program, provides coverage and reimbursement for such products, but also on their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement can differ significantly from payor to payor.

In the United States, the European Union, or EU, and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of products, particularly for new and innovative products, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the EU will put additional pressure on product pricing, reimbursement and usage. These pressures can arise from rules and practices of managed care groups, judicial decisions and laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical coverage and reimbursement policies and pricing in general.

Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for products. For example, federal and state governments reimburse products at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of products. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of products, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Adequate third-party payor reimbursement may not be available to enable us to realize an appropriate return on our investment in product development. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our product candidates, if approved, or exclusion of our product candidates from coverage and reimbursement. The cost containment measures that third-party payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates.

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

The PPACA became law in March 2010 and substantially changed the way healthcare is financed by third-party payors, and significantly impacts the U.S. pharmaceutical industry. Among other measures that may have an impact on our business, the PPACA establishes an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. Additionally, the PPACA extends manufacturers’ Medicaid rebate liability, expands eligibility criteria for Medicaid programs, and expands entities eligible for discounts under the Public Health Service Act.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the PPACA and we expect such challenges and amendments to continue. Former President Trump implemented certain directives designed to delay the implementation of certain PPACA provisions or otherwise circumvent requirements for health insurance mandated by the PPACA, while Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of the PPACA have been signed into law. For example, the Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In December 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. In June 2021, the U.S. Supreme Court held that the PPACA requirement to cover state and individual plaintiffs did not have standing to challenge the individual mandate provision of the PPACA; in so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the PPACA in its entirety. Another case challenging the PPACA’s requirement that private insurers cover certain preventative services is currently pending before the same U.S. District Court Judge in the Northern District of Texas who ruled against the individual mandate in 2018. In September 2022, the judge held that certain preventative services violated the U.S. Constitution and set a schedule for additional briefing, which was completed in January 2023. In March 2023, the judge struck down the requirement with immediate nationwide effect by ruling, in part, that members of a panel charged under the PPACA with recommending preventative services coverage had been appointed in an unconstitutional manner. Parties on both sides of the lawsuit have appealed this ruling, and in June 2023 the U.S. Court of Appeals for the Fifth Circuit approved an agreement by the parties on a stay of the lower court’s ruling pending the appeal. Oral arguments have been scheduled for March 2024, and it is unclear when or how the court will rule. It is also unclear how this decision, subsequent decisions and appeals, or any potential future litigation and other efforts to repeal and replace the PPACA will impact the PPACA, or our business.

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

Facilities

We are currently in a five-year lease for the space for our principal executive offices in New York, New York and a three-year lease renewal for the offices in Englewood Cliffs, New Jersey. We believe that our facilities are adequate to meet our current needs.

Employees and Human Capital Resources

Investing in, developing, and maintaining human capital is critical to our success. As of December 31, 2023, we had 25 full-time employees, 17 of whom were primarily engaged in research and development activities. A total of eight employees have an M.D. or Ph.D. degree. We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion and compensation and pay equity. None of our employees are represented by a labor union and we consider our employee relations to be good.

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

Information About Our Executive Officers

The following table sets forth information regarding our executive officers:

Name	Age	Position(s)
Executive Officers
Shoshana Shendelman, Ph.D.	45	President, Chief Executive Officer and Chair of the Board of Directors

Riccardo Perfetti, M.D., Ph.D	63	Chief Medical Officer

Les Funtleyder	54	Chief Financial Officer

Catherine Thorpe	61	Chief Accounting Officer

Adam Hansard	48	Chief Commercial Officer

Constantine Chinoporos	58	Chief Operating Officer and Chief Business Officer

Shoshana Shendelman, Ph.D., age 45, is our founder and has served as our President and Chief Executive Officer and as chair of our board of directors since January 2016. Prior to founding our company, she founded Clearpoint Strategy Group LLC, a boutique life sciences consulting firm, where she served as the Managing Director from July 2012 to December 2016, and served as a Senior Advisor from January 2017 to December 2018. Prior to that, she served as a scientific consultant and analyst at Bridge Scientific Consulting LLC. Dr. Shendelman received her B.S. in biochemistry from Brandeis University and a Ph.D. in Cellular, Molecular and Biophysical Studies (CMBS) from Columbia University Vagelos College of Physicians and Surgeons. We believe that Dr. Shendelman’s extensive knowledge of our company as founder, President and Chief Executive Officer and her management background and experience in the healthcare industry qualifies her to serve on our board of directors.

Riccardo Perfetti, M.D., Ph.D., age 64, has served as our Chief Medical Officer since August 2018. Prior to joining us, Dr. Perfetti served as a Senior Medical Officer, Vice President and Head of Global Medical Affairs, Diabetes

and Cardiovascular Business Unit at Sanofi S.A., a publicly traded pharmaceutical company from October 2007 to September 2018. Prior to joining Sanofi, Dr. Perfetti served in various roles at Amgen Inc., a publicly traded biopharmaceutical company, including as a Director and Global Development Leader in diabetes, obesity, metabolism and endocrinology from December 2004 to August 2007. Dr. Perfetti was previously an associate professor of medicine at University of California in Los Angeles and a professor of medicine at the National Institutes of Health, or NIH. Dr. Perfetti practiced as an endocrinologist at Cedars-Sinai Medical Center and also served as Director of the Diabetes Research Laboratory and Director of the Outpatient Diabetes Program. Dr. Perfetti received his M.D. and Ph.D. in Endocrinology from University La Sapienza in Rome, Italy and received post-graduate training in endocrinology and molecular biology at NIH.

Les Funtleyder, age 54, has served as our Chief Financial Officer since November 2023, has served as director of the Company since June 2016 and previously served as our interim Chief Financial Officer from December 2018 to April 2019. Mr. Funtleyder also serves as a healthcare portfolio manager at E Squared Capital Management, LLC since January 2014 and a senior external advisor with McKinsey and Co. since June 2017. Mr. Funtleyder currently serves on the board of directors of public and private healthcare companies and foundations, including Reviva Pharmaceuticals (Nasdaq: RVPH) where he also serves as a member of the governance committee and as chair of the audit committee. Mr. Funtleyder previously served as the director of strategic investments and communications of OPKO Health Inc. (Nasdaq: OPK), a publicly traded healthcare company. Mr. Funtleyder is also an adjunct professor at Columbia University Medical Center and an adjunct professor at Columbia University School of Public Health. Mr. Funtleyder received his B.A. from Tulane University and MPH from Columbia University Mailman School of Public Health. We believe that Mr. Funtleyder’s extensive experience managing and investing in the healthcare industry qualifies him to serve on our board of directors.

Catherine Thorpe, age 61, has served as our Chief Accounting Officer since June 2023 and our Interim Principal Financial Officer from June 2023 until November 2023. While serving in this role, Ms. Thorpe also serves as the Managing Partner of CFGI Stamford Office. Ms. Thorpe has occupied various roles at CFGI, a specialized financial consulting firm, since 2018. From February 2016 to April 2018, she was the Internal Audit Leader at Datto, Inc., a cybersecurity and data backup company. Prior to that, she was a Managing Director at GE Capital from 2007 to 2016, and from July 1984 to December 1991 and from September 2004 to January 2007 she was a Manager at PricewaterhouseCoopers. Ms. Thorpe holds a bachelor’s degree in accounting from Simmons University and is a Certified Public Accountant.

Adam Hansard, age 48, has served as our Chief Commercial Officer since March 2020. Prior to joining us, he was Senior Director of New Product Strategy at Alexion Pharmaceuticals, a biopharmaceutical company, from March 2019 to February 2020. From February 2018 to March 2019, he was Vice President of Business Operations at Syntimmune, a clinical-stage biotech purchased by Alexion in November 2018. From January 2012 to March 2018, Mr. Hansard worked at Sanofi Genzyme, a biotechnology company and wholly-owned subsidiary of Sanofi, a publicly traded, multinational pharmaceutical company, where he served as the North American Senior Director, Chief of Staff of MS Oncology and Immunology and the Senior Director of MS Brand Communications. Mr. Hansard received his Master’s in Business Communication from Jones International University and his B.S. in Marketing from the University of West Florida.

Constantine Chinoporos, age 58, has served as our Chief Operating Officer since December 2023. Prior to joining us he was a Chief Business Officer at Albireo Pharmaceuticals, from December 2021 until their acquisition by Ipsen in March 2023. He served as Chief Business Officer at Boston Pharmaceuticals from November 2015 to October 2021. Prior to that, he held senior positions in business and corporate development, corporate finance, and alliance management at Sanofi S.A., Genzyme, and Eli Lilly. He currently serves as a strategic advisor to Apollo Therapeutics, a role which he has held since February 2023. Mr. Chinoporos received an undergraduate degree in History as well as an MBA from Cornell University.

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

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $119.8 million and $82.5 million for the years ended December 31, 2023, and 2022 respectively. As of December 31, 2023, we had an accumulated deficit of $468.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

We are a clinical-stage company with limited operational history, and our operations to date have been largely focused on raising capital, organizing and staffing our company, identifying and developing our product candidates, and undertaking preclinical and clinical development for our product candidates. As an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or conduct sales and marketing activities necessary for successful commercialization, or arrange for a third-party to conduct these activities on our behalf. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of December 31, 2023, we had $49.9 million in cash and cash equivalents. After giving effect to our issuance of shares of common stock under the Leerink ATM Agreement in January and February 2024, which resulted in net proceeds of $12.5 million (after deducting placement agent commissions and other offering expenses), the exercise of our Common Warrants in January and February 2024, which resulted in net proceeds of $4.0 million, and the March 1, 2024 completion of our sale of a total of 12,285,714 shares of common stock, at a purchase price of $7.00 per share, and 2,000,000 Pre-Funded Warrants, at a purchase price of $6.9999 per Pre Funded Warrant, in a private placement (the “March 2024 Private Placement”), which resulted in net proceeds of approximately $100 million (before deducting placement agent commissions and other offering expenses), we have $153.5 million in cash and cash equivalents as of March 1, 2024. We believe that our cash and cash equivalents as of December 31, 2023, along with proceeds from the ATM, exercise of our Common Warrants in January and February 2024, the completion of the March 2024 Private Placement and with the projected clinical and regulatory milestone payments expected in fiscal year 2024 from Advanz Pharma will be sufficient to fund our operations into 2026, and potentially beyond if drug approvals materialize in the expected timelines. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, including through third-party funding, marketing and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest in our company may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of December 31, 2023 and 2022.

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

In January 2023, we announced a partnership with Advanz Pharma (“Advanz”) for commercialization of AT-007 (govorestat) in Europe, and entered into an Exclusive License and Supply Agreement (the “Advanz Agreement”) with Advanz. Under the terms of the Advanz Agreement, Advanz receives exclusive commercial rights in the European Economic Area, Switzerland, and the UK (the “Territory”) for AT-007 in Galactosemia and SORD Deficiency, with certain rights to future indications for AT-007 in the Territory. In return, we have the right to receive certain near-term development milestone payments upon clinical trial completion and marketing authorization in Europe as well as commercial sales milestones, which in the aggregate are expected to amount to over €130 million. We also have the right to receive royalties on any future net sales of AT-007 in the Territory of 20%. The royalty rate will be payable on a country-by-country basis until the later of (i) the expiration of the licensed patents covering the composition of matter of AT-007, or (ii) 10 years after the European Medicines Agency’s grant of marketing authorization for AT-007. The royalties are subject to certain deductions, including certain secondary finishing costs, certain step-in establishment costs and a portion of fees for any potential third-party patent licenses if applicable in the future. Following the initial term of the license, as described above, the royalty rate shall be reduced to 10% and shall continue in perpetuity unless the Advanz Agreement is terminated in various circumstances in accordance with its terms. We will continue to be responsible for the development, manufacturing and supply of AT-007, and Advanz will be responsible for packaging, distribution and commercialization in the Territory. The Advanz Agreement includes a sublicense under the 2016 Columbia Agreement and the 2020 Miami License Agreement.

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

To successfully commercialize any product candidate that may result from our development programs, we will need to build out our sales and marketing capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market any product candidate we may develop will be expensive and time-consuming and could delay any drug launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We may seek to enter into collaborations with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into such agreements on favorable terms, if at all. If any current or future collaborators do not commit sufficient resources to commercialize our product candidates, or we are unable to develop the necessary capabilities on our own, we may be unable to generate sufficient revenue to sustain our business. We compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We will likely also face competition if we seek third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

Even if we obtain and maintain approval for our product candidates from the FDA, we may never obtain approval outside the United States, which would limit our market opportunities.

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable foreign regulatory authorities also must approve the manufacturing and marketing of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and more onerous than, those in the United States, including additional preclinical studies or clinical trials. In many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. In some cases, the price that we intend to charge for any product candidates, if approved, is also subject to approval. Obtaining approval for our product candidates in the European Union from the European Commission following the opinion of the European Medicines Agency, or the EMA, is a lengthy and expensive process. Even if a product candidate is approved, the EMA may limit the indications for which the drug may be marketed, require extensive warnings on the drug labeling or require expensive and time-consuming additional clinical trials or reporting as conditions of approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to executive, judicial and Congressional challenges. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate was a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA were invalid as well. The U.S. Supreme Court heard arguments in the case in November 2020 and issued its decision in June 2021, ruling that the plaintiffs lacked the standing to challenge the individual mandate provision. In so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the PPACA in its entirety. Another case challenging the PPACA’s requirement that insurers cover certain preventative services is currently pending before the same U.S. District Court Judge in the Northern District of Texas who ruled against the individual mandate in 2018. In September 2022, the judge held that the PPACA requirement to cover certain preventative services violated the U.S. Constitution and set a schedule for additional briefing, which was completed in January 2023. In March 2023, the judge struck down the requirement with immediate nationwide effect by ruling, in part, that members of a panel charged under the PPACA with recommending preventative services coverage had been appointed in an unconstitutional manner. Parties on both sides of the lawsuit have appealed this ruling, and in June 2023 the U.S. Court of Appeals for the Fifth Circuit approved an agreement by the parties on a stay of the lower court’s ruling pending the appeal. Oral arguments have been scheduled for March 2024, and it is unclear how this decision, subsequent decisions and appeals, or any potential future litigation and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement may have on our business and the potential profitability of our product candidates.

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

Additional changes that affect our business include the expansion of programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015. At this time, the full impact of the introduction of the Medicare quality payment program on overall physician reimbursement is unclear.

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

In addition, if we enter into a strategic collaboration with a third-party for the commercialization of our current or any future product candidates, we will not be able to control the amount of time or resources that they devote to such efforts. If any strategic collaborator does not commit adequate resources to the marketing and distribution of our product candidates, it could limit our potential revenues.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our current product candidates AT-007, AT-001 and AT-003 are dependent on our license agreement with The Trustees of Columbia University in the City of New York, or Columbia University. Pursuant to that license agreement with Columbia University, or the 2016 Columbia Agreement, Columbia University granted us an exclusive license under two important patent families, and a nonexclusive license to certain know-how, owned by Columbia University to develop, manufacture or commercialize certain compounds, including AT-001, AT-003 and AT-007, for the diagnosis and treatment of human and animal diseases and conditions. The license grant is worldwide, with the exception of the patent family that covers AT-001 and AT-003. The license grant for the patent family that covers AT-001 and AT-003 excludes patent rights in China, Taiwan, Hong Kong and Macao, which Columbia University has exclusively licensed to a third-party. We cannot prevent Columbia University’s third-party licensee from developing, manufacturing or commercializing certain compounds, including AT-001 and AT-003, but not including AT-007, in China, Taiwan, Hong Kong and Macao, and we cannot develop, manufacture or commercialize AT-001 or AT-003 in these territories, which could have a negative effect on our business.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates or which effectively prevent others from commercializing competitive technologies and product candidates. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by such third-party, or by the U.S. Patent and Trademark Office, or USPTO, itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

If we are found to infringe a third-party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third-party to continue developing, manufacturing and marketing our product candidate(s) and technology. Under any such license, we would most likely be required to pay various types of fees, milestones, royalties or other amounts. Moreover, we may not be able to obtain any required license on commercially reasonable terms or at all.

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

Competitors may infringe, misappropriate or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming and are likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our owned or licensed patents at risk of being invalidated or interpreted narrowly and could put our owned or licensed patent applications at risk of not issuing. The initiation of a claim against a third-party might also cause the third-party to bring counterclaims against us, such as claims asserting that our patent rights are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is or will be no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third-party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business.

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

As of December 31, 2023, we had 25 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We have identified a material weakness in our internal control over financial reporting during the year ended December 31, 2023 related to deficiencies in our controls over the financial statement close process. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

In connection with our audit as of and for the period ended December 31, 2023, we identified a material weakness in our internal control over financial reporting relating to deficiencies in our controls over the financial statement close process. Specifically, there were deficiencies in the design and operation of internal controls over the review of complex accounting issues involving significant judgment or estimates with respect to certain transactions. See “Item 9A. Controls and Procedures” for more information.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have and continue to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure stockholders that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Based upon shares of our common stock outstanding as of December 31, 2023, our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 26.5% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2023, we had outstanding 84,869,832 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the future.

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

We cannot predict whether investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile. We currently take advantage of some or all of these reporting exemptions until we are no longer an EGC. We will remain an EGC until the earlier of (i) December 31, 2024, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the first fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Even after we no longer qualify as an EGC, we may still qualify as a “smaller reporting company” or “non-accelerated filer,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.      CYBERSECURITY.

We leverage well-known and established third parties as industry partners to support our key business processes and utilize the services of reputable external advisory firms for running important functions such as cybersecurity assessments and technical security management activities, including network security management.

We engaged an independent cybersecurity advisory service firm to perform a focused cybersecurity assessment to better understand our current cybersecurity threats and risks and build a foundation for establishing a cybersecurity risk assessment framework to identify, assess and manage cybersecurity risks arising from our business operations.

To date, risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected us, including our operations or financial standing. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect us.

For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K.

One of the key functions of our Board of Directors is informed oversight of our risk management processes, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee of the Board of Directors (the “Audit Committee”). The Audit Committee oversees our risk management program, which focuses on the most significant risks we face. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity. Our Chief Financial Officer or Chief Operating Officer reports on our enterprise risk profile on an annual basis or as needed. Our Audit Committee also engages with external counsel on legal matters related to cybersecurity incident management and reporting.

Our Chief Financial Officer and Chief Operating Officer are jointly responsible for managing cybersecurity risks and implementing the required policies across the Company. Our Chief Executive Officer is responsible for making strategic decisions and approving external communication releases related to cybersecurity risks or incidents.

ITEM 2.      PROPERTIES.

Our corporate headquarters are located at 545 Fifth Ave, Suite 1400, New York, NY 10017 where we lease office space pursuant to a lease agreement that commenced on October 31, 2019 and expires on October 31, 2024. We also occupy space for offices in Englewood Cliffs, New Jersey pursuant to a lease which commenced on November 1, 2020 for a three year period and subsequently renewed through 2026. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Stockholders

As of December 31, 2023, there were approximately 26 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street names by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On October 12, 2023, we entered into an exchange agreement with entities affiliated with Venrock Healthcare Capital Partners, pursuant to which we exchanged an aggregate of 5,658,034 shares of common stock, owned by the Exchanging Stockholders for pre-funded warrants to purchase an aggregate of 5,658,034 shares of common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.001 per share.

ITEM 6.      [RESERVED]

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

Overview

We are a clinical-stage biopharmaceutical company developing a pipeline of novel product candidates against validated molecular targets in indications of high unmet medical needs. We focus on molecules and pathways whose role in the disease process is well known based on prior research, but have previously failed to yield successful products due to poor efficacy and tolerability. Our unique approach to drug development leverages recent technological advances to design improved drugs, employs early use of biomarkers to confirm biological activity and focuses on abbreviated regulatory pathways. Our first molecular target is aldose reductase, or AR, an enzyme that converts glucose to sorbitol under oxidative stress conditions, and is implicated in multiple diseases. Prior attempts to inhibit this enzyme were hindered by nonselective, nonspecific inhibition, which resulted in limited efficacy and significant off-target safety effects. The detrimental consequences of AR activation have been well established by decades of prior research. Our AR program currently includes three small molecules, which are all potent and selective inhibitors of AR, but are engineered to have unique tissue permeability profiles to target different disease states, including diabetic complications, heart disease and rare metabolic diseases. The result of this unique multifaceted approach to drug development is a portfolio of highly specific and selective product candidates that we believe are significantly de-risked and can move quickly through the development process.

AT-007 (also called govorestat) is a novel central nervous system, or CNS, penetrant ARI that we are developing for the treatment of rare metabolic diseases, including Galactosemia and SORD Deficiency. Galactosemia is a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of Galactosemia and in June 2021, the FDA granted Fast Track Designation to AT-007 for the treatment of Galactosemia. In clinical studies, AT-007 significantly reduced plasma galactitol levels in both adults and children with Galactosemia. Galactitol is a toxic metabolite of galactose, which is formed in Galactosemia patients by aberrant activity of AR when galactose is present at high levels. In a study in children with Galactosemia ages 2-17, we demonstrated that the galactitol reduction induced by AT-007 treatment resulted in clinical benefit on activities of daily living, behavioral symptoms, cognition, fine motor skills and tremor over 18 months of treatment. Change in clinical outcome measures correlated with galactitol level.

We submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in the fourth quarter of 2023, which was subsequently validated and accepted for review in December 2023. A New Drug Application (NDA) was submitted in December 2023 to the US FDA, and the FDA accepted the filing of the NDA for govorestat (AT-007) for the treatment of Classic Galactosemia in February of 2024. The NDA was granted Priority Review status, and the FDA assigned a Prescription Drug User Free Act (PDUFA) target action date of August 28, 2024. The FDA also noted that it is planning to hold an advisory committee meeting to discuss the application. The NDA and MAA submission packages include clinical outcomes data from the Phase 3 registrational ACTION-Galactosemia Kids study in children ages 2-17 with Galactosemia, the Phase 1/2 ACTION-Galactosemia study in adult patients with Galactosemia, and preclinical data.

AT-007 is also being studied in a rare disease caused by deficiency in the enzyme Sorbitol Dehydrogenase. Aldose Reductase is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by Sorbitol Dehydrogenase, which converts sorbitol to fructose. Patients with SORD Deficiency accumulate very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which results in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in drosophila and cell models of SORD Deficiency demonstrated that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. Preclinical studies on AT-007 have demonstrated significant reduction in sorbitol levels in fibroblasts from SORD deficient patients. Treatment with AT-007 in the drosophila model of SORD prevented the disease phenotype and protected from neuronal degeneration. On October 25, 2021, we reported data from a pilot open-label study in eight SORD Deficiency patients. AT-007 reduced blood sorbitol levels by approximately 66% from baseline through 30 days of treatment. AT-007 was safe and well tolerated in all treated patients. In December 2021, we initiated a Phase 2/3 registrational study in patients with SORD Deficiency, which is ongoing at multiple clinical sites in the US and Europe. On February 16, 2023, we announced that in a pre-specified interim analysis of the ongoing Phase 3 INSPIRE trial, AT-007 reduced sorbitol levels by a mean of approximately 52% (or approximately 16,000ng/ml) over 90 days of treatment (p<0.001 vs. placebo) in patients with SORD Deficiency. At baseline, the mean blood sorbitol level of SORD patients included in this interim analysis was approximately 29,000ng/ml, with a range of approximately 22,000ng/ml-38,000ng/ml. On February 15, 2024 we announced positive interim 12-month results from the ongoing Phase 3 INSPIRE trial, in which the primary endpoints and several key secondary endpoints were achieved.  The interim 12-month analysis demonstrated statistically significant correlation between sorbitol level and the prespecified CMT-FOM composite clinical endpoint (10-meter walk-run test, 4 stair climb, sit to stand test,6-minute walk test and dorsiflexion) (p=0.05). AT-007 treatment also provided sustained reduction in sorbitol level in patients with SORD Deficiency over 12 months of treatment, which was statistically significant compared to placebo (p<0.001). Lastly, AT-007 treatment also resulted in a highly statistically significant effect (p=0.01) on the CMT Health Index (CMT-HI), an important patient-reported outcome measure of disease severity and well-being, which was a secondary endpoint in the study. Aspects of the CMT-HI that demonstrated a treatment effect included lower limb function, mobility, fatigue, pain, sensory function, and upper limb function. AT-007 was safe and well tolerated, with similar incidence of adverse events between active and placebo-treated groups. We plan to meet with regulatory agencies to discuss the interim analysis to determine whether an NDA and MAA could be submitted based on the current data to date.

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

AT-001 (also called caficrestat) is a novel ARI with broad systemic exposure and peripheral nerve permeability that we are developing for the treatment of diabetic cardiomyopathy, or DbCM, a fatal fibrosis of the heart, for which no treatments are available. We completed a Phase 1/2 clinical trial evaluating AT-001 in approximately 120 patients with type 2 diabetes, in which no drug-related adverse effects or tolerability issues were observed. In September 2019, we announced the initiation of a Phase 3 registrational trial of AT-001 in DbCM. The study, called ARISE-HF, was designed to evaluate AT-001’s ability to improve or prevent the decline of functional capacity in patients with DbCM at high risk of progression to overt heart failure. Although we did experience enrollment delays in 2020 associated with the Covid-19 pandemic, modifications were made to the trial to include additional sites and geographies to address Covid-19-related issues. On January 4, 2024, we reported topline results from the ARISE-HF study. AT-001 (caficrestat) demonstrated a strong trend in stabilizing cardiac functional capacity, while the placebo group declined over 15 months. The placebo-treated group declined by a mean of -0.31 ml/kg/min over 15 months of treatment, while the AT-001 1500mg twice daily treated group remained primarily stable, with a mean change of -0.01 ml/kg/min over 15 months. While a trend favored active treatment, the difference between active and placebo treated groups (0.30 ml/kg/min) was not statistically significant (p=0.210). Approximately 38% of study subjects were on SGLT2 or GLP-1 therapies for treatment of diabetes, while 62% were not. In a pre-specified subgroup analysis of the primary endpoint in patients not concomitantly treated with SGLT2 or GLP-1 therapies, the placebo group declined by a mean of -0.54 ml/kg/min, while the 1500mg BID AT-001 treated group improved by a mean of 0.08 ml/kg/min over 15 months of treatment, with a difference between groups of 0.62 ml/kg/min (p=0.040). Additionally, in this subgroup analysis, the number of patients who experienced a clinically significant worsening in cardiac functional capacity of 6% or more was substantially higher in the placebo group (46%) as compared to the 1500mg BID AT-001 treated group (32.7%), odds ratio 0.56 (p=0.035). A 6% change in cardiac functional capacity has been shown to predict long-term survival and hospitalization for heart failure. The effect of AT-001 was dose dependent, with the low dose (1000mg BID) demonstrating an intermediate effect between the high dose and placebo. AT-001 was generally safe and well tolerated, with no substantial differences in serious adverse events between AT-001 treated groups as compared to placebo.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $119.8 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $468.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of December 31, 2023, we had cash and cash equivalents of $49.9 million.

June 2022 Offering

On June 27, 2022, we completed an underwritten public offering (the “June 2022 Offering”) of 20,000,000 shares of common stock, 10,000,000 Pre-Funded Warrants to purchase shares of common stock, and accompanying Common Warrants to purchase up to 30,000,000 shares of common stock. The shares and accompanying Common Warrants were offered at a price to the public of $1.00 per share and warrant, and the Pre-Funded Warrants and accompanying Common Warrants were offered at a price to the public of $0.9999, resulting in aggregate net proceeds of approximately $27.8 million, after deducting underwriting discounts and commissions and offering expenses. The Pre-Funded Warrants and the Common Warrants are immediately exercisable and will expire five years from the date of issuance. Holders may not exercise any Pre-Funded Warrants or Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. Holders of the Pre-Funded Warrants and/or Common Warrants (together with affiliates) who immediately prior to June 27, 2022 beneficially owned more than 9.99% of our outstanding common stock may not exercise any portion of their Pre-Funded Warrants or Common Warrants if the holder (together with affiliates) would beneficially own more than 19.99% of our outstanding common stock after exercise. The Pre-Funded Warrants and Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants and/or Common Warrants will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants and/or Common Warrants immediately prior to such transaction. The Pre-Funded Warrants and Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which the Company’s stockholders are entitled.

April 2023 Offering

On April 26, 2023, we completed a sale of a total of 9,735,731 shares of common stock, at a purchase price of $0.946 per share, and 22,000,000 Pre-Funded Warrants to purchase common stock, at a purchase price of $0.945 per Pre-Funded Warrant, in a private placement (the “April 2023 Private Placement”) to a select group of accredited investors (the “2023 Purchasers”), pursuant to a Securities Purchase Agreement, dated as of April 23, 2023, by and between us and the 2023 Purchasers. The April 2023 Private Placement resulted in net proceeds to us of approximately $27.5 million, after deducting underwriting discounts, commissions and offering expenses. The Pre-Funded Warrants are immediately exercisable from the date of issuance and do not have an expiration date. They have an exercise price of $0.001. Holders may not exercise any Pre-Funded Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of our outstanding common stock immediately after exercise. The Pre-Funded Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to our stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such transaction. The Pre-Funded Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

Leerink ATM Agreement

On August 11, 2023, we entered into the Leerink ATM Agreement with Leerink Partners LLC, pursuant to which we may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million through Leerink Partners LLC as sales agent. Under the Leerink ATM Agreement, the sales agent may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. We will pay the sales agent a commission rate of up to 3% of the gross offering proceeds of any shares sold and has agreed to provide the sales agent with indemnification and contribution against certain liabilities. The Leerink ATM Agreement contains customary representations and warranties.

As of December 31, 2023, we had sold an aggregate of 17,615,976 shares of our common stock, pursuant to the Leerink ATM Agreement with an average sale price of $2.04 per share, resulting in net proceeds of $36.9 million, after deducting underwriting discounts, commissions and offering expenses.

On January 31, 2024, the Company sold an additional 1,000,000 shares of the company’s common stock pursuant to the Leerink ATM Agreement with an average sale price of $3.13 per share, resulting in net proceeds of $3.0 million, after deducting underwriting discounts, commissions and offering expenses.

On February 16, 2024, the Company sold an additional 2,000,000 shares of the company’s common stock pursuant to the Leerink ATM Agreement with an average sale price of $4.90 per share, resulting in net proceeds of $9.5 million, after deducting underwriting discounts, commissions and offering expenses.

Venrock Warrant Exchange

On October 12, 2023, we entered into an exchange agreement with entities affiliated with Venrock Healthcare Capital Partners, pursuant to which we exchanged an aggregate of 5,658,034 shares of common stock, owned by the Exchanging Stockholders for pre-funded warrants to purchase an aggregate of 5,658,034 shares of common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.001 per share.

March 2024 Private Placement

On March 1, 2024, the Company completed its sale of a total of 12,285,714 common shares, at a purchase price of $7.00 per share, and 2,000,000 Pre-Funded Warrants at a purchase price of $6.999 per Pre-Funded Warrant, in a private placement to a select group of purchasers (the “2024 Purchasers”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) (the transaction, the “March 2024 Private Placement”). The March 2024 Private Placement resulted in gross proceeds to the Company of approximately $100 million, before deducting placement agent commissions and other offering expenses.

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

The securities issued have the benefit of the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of February 27, 2024, by and among the Company and the 2024 Purchasers, requiring the Company to prepare and file a registration statement with the SEC as soon as reasonably practicable, but in no event later March 28, 2024 (the “Filing Deadline”), and to use commercially reasonable efforts to have the registration statement declared effective within 30 days of the Filing Deadline, subject to extension under the terms of the Registration Rights Agreement. The Company intends to use the net proceeds to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

Components of Our Results of Operations

Revenue

Since inception, we have not generated any product revenue and do not expect to generate any revenue from the sale of products in the near future. We have generated revenue solely from licensing of intellectual property and sale of research and development services. If our development efforts for our product candidates are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements.

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

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
(in thousands)	2023	2022
Product pipeline research and development expenses
AT-001	$19,540	$20,809
AT-007	24,319	23,902
Personnel-related expenses	6,387	6,648
Stock-based compensation	3,005	3,618
Other expenses	654	657
Total research and development expenses	$53,905	$55,634

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

Commercial expenses consist of payroll expense for commercial personnel, as well as marketing, market research, market access, and other focused investments to support launch of drug candidates, and generate evidence of commercial potential and value proposition. Commercial expenses are included in general and administrative expenses.

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

Other Income (Expense), Net

Other income (expense), net consists of interest income (expense), net, other income (expense), net and changes in fair value of warrant liabilities. Interest income (expense), net consists primarily of our interest income on our cash and cash equivalents and marketable securities. Other income (expense), net consists primarily of realized gains and losses on sales of marketable securities. Changes in fair value of warrant liabilities consists of mark to market changes on our common warrants that are classified as liabilities.

Results of Operations

The following table summarizes our results of operations:

	Year Ended
	December 31,
(in thousands)	2023	2022
REVENUE:
License revenue	$9,219	$—
Research and development services revenue	774	—
Total revenue	9,993	—
COSTS AND EXPENSES:
Research and development	53,905	55,634
General and administrative	20,623	27,316
Total costs and expenses	74,528	82,950
LOSS FROM OPERATIONS	(64,535)	(82,950)
OTHER INCOME (EXPENSE), NET:
Interest income	1,372	685
Change in fair value of warrant liabilities	(56,573)	(66)
Other expense	(27)	(177)
Total other income (expense), net	(55,228)	442
Net loss	$(119,763)	$(82,508)

Research and Development Expenses

The following table summarizes our research and development expenses:

	Year Ended
	December 31,
(in thousands)	2023	2022	Increase/(Decrease)
Clinical and pre-clinical	$39,841	$42,928	$(3,087)
Drug manufacturing and formulation	2,429	957	1,472
Personnel expenses	6,283	6,648	(365)
Stock-based compensation	3,005	3,619	(614)
Regulatory and other expenses	2,347	1,482	865
Total research and development expenses	$53,905	$55,634	$(1,729)

Research and development expenses for the year ended December 31, 2023, were $53.9 million, compared to $55.6 million for the year ended December 31, 2022. The decrease of approximately $1.7 million was primarily related to:

●	a decrease in clinical and pre-clinical expense of $3.1 million, primarily due to decreased expense related to CROs;
●	an increase in drug manufacturing and formulation costs of $1.5 million primarily related to purchases of raw materials, offset by the release of legacy accruals;
●	a decrease in personnel expenses of $0.4 million related to a decrease in headcount;
●	a decrease in stock-based compensation of $0.6 million related to a decrease in headcount, which resulted in forfeitures of stock options and restricted stock units; and
●	an increase in regulatory and other expenses of $0.9 million primarily related to an overall increase in consulting fees.

General and Administrative Expenses

The following table summarizes our general and administrative expenses:

	Year Ended
	December 31,
(in thousands)	2023	2022	Increase/(Decrease)
Legal and professional fees	$6,780	$6,854	$(74)
Commercial expenses	123	2,193	(2,070)
Personnel expenses	3,714	5,537	(1,823)
Stock-based compensation	4,355	5,543	(1,188)
Insurance expenses	2,274	3,682	(1,408)
Other expenses	3,377	3,507	(130)
Total general and administrative expenses	$20,623	$27,316	$(6,693)

General and administrative expenses were $20.6 million for the year ended December 31, 2023, compared to $27.3 million for the year ended December 31, 2022. The decrease of approximately $6.7 million was primarily related to:

●	a decrease in commercial expenses of $2.1 million related to decreased spend relating to commercial operations;
●	a decrease in personnel expenses of $1.8 million related to a decrease in headcount;
●	a decrease in stock-based compensation of $1.2 million related to a decrease in headcount, which resulted in options and restricted stock units being forfeited during the current period;
●	a decrease in insurance expenses of $1.4 million related to decreased director and officers’ liability insurance costs; and
●	a decrease in other expenses of $0.1 million.

Interest Income

Interest income was $1.4 million for the year ended December 31, 2023, as compared to $0.7 million for the year ended December 31, 2022. The overall increase was related to a combination of an increase in average cash balance and an increase in interest rates during 2023.

Change in Fair Value of Warrant Liabilities

Change in the fair value of warrant liabilities was $56.6 million for the year ended December 31,2023, as compared to $0.1 million for the year ended December 31, 2022. The increase in the fair value of warrant liabilities is primarily related to changes in our common share price throughout 2023.

Other Expense

Other expense was a $27,000 loss for the year ended December 31, 2023, compared to $0.2 million for the year ended December 31, 2022. The decrease in other expense related to the gains recognized on the sale of all marketable securities during the year ended December 31, 2023.

Liquidity and Capital Resources

Since our inception and through December 31, 2023, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe is expected to provide a source of capital to the Company based on clinical and regulatory milestones. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals. However, there are no guarantees that this will materialize, and delays or unexpected data could disrupt this potential source of liquidity. Broadly, we have not yet established an ongoing source of product revenue sufficient to cover our operating costs and we are dependent on debt and equity financing to fund our operations. As of December 31, 2023, our cash, cash equivalents were $49.9 million. Additionally, in January and February 2024, we issued additional shares under the Leerink ATM Agreement that resulted in net proceeds of $12.5 million, after deducting placement agent commissions and other offering expenses, and $4.0 million from the exercise of our common warrants. On March 1, 2024, we completed our March 2024 Private Placement which resulted in gross proceeds of $100.0 million, before deducting placement agent commissions and other offering expenses. We believe that our cash and cash equivalents as of December 31, 2023, along with proceeds from the ATM, exercise from our Common Warrants in January and February 2024, the completion of the March 2024 Private Placement and with the projected clinical and regulatory milestone payments expected in fiscal year 2024 from Advanz Pharma will be sufficient to fund our operations into 2026, and potentially beyond if clinical trial completion and marketing authorization in Europe as well as commercial sales milestones materialize in the expected timelines. Additionally, the Priority Review Voucher (PRV), which would be granted upon a potential Galactosemia NDA approval could substantially extend our cash runway.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Year Ended
	December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(55,173)	$(78,093)
Net cash provided by investing activities	13,872	13,170
Net cash provided by financing activities	74,542	27,692
Net increase (decrease) in cash and cash equivalents	$33,241	$(37,231)

Operating Activities

During the year ended December 31, 2023, operating activities used cash of $55.2 million, due to our net losses of $119.8 million, a decrease in operating lease liability of $0.4 million, a decrease in financed insurance premium of $1.5 million, and a decrease of $2.8 million in accounts payable. This is partially offset by an increase of $1.9 million in prepaid expense, an increase of $0.7 million in accrued expenses and other liabilities, $7.4 million in non-cash stock-based compensation expense, $2.1 million of amortization of insurance premium, $56.6 million in changes in fair value of our warrant liabilities, $0.4 million in amortization of operating lease right-of-use assets, and an increase of $0.3 million of other liabilities.

During the year ended December 31, 2022, operating activities used cash of $78.1 million, due to our net losses of $82.5 million, a decrease in operating lease liability of $0.4 million, a decrease in financed insurance premium of $3.1 million, a decrease of $1.6 million in accrued expense, and a decrease in accounts payable of $4.9 million. This is partially offset by increases of $0.4 million in prepaid expense, $0.4 million of issuance of options in-lieu of bonus, $9.2 million in non-cash stock-based compensation expense, and $3.6 million of amortization of insurance premium, an increase of $0.1 million in change in fair value of warrant liability, and $0.4 million in amortization of operating lease right-of-use assets.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023, was $13.9 million relating to the proceeds from the sale of available-for-sale securities of $4.9 million and maturities of available-for-sale securities of $8.9 million.

Net cash provided by investing activities for the year ended December 31, 2022, was $13.2 million relating to our purchases of available-for-sale marketable securities for $64.2 million and proceeds from the maturities of available-for-sale marketable securities for $77.4 million.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $74.5 million, primarily from proceeds from the issuance of shares and pre-funded warrants of $64.5 million, $10.3 million from the exercise of common warrants, proceeds from financed insurance premium of $1.5 million, $0.1 million from exercise of stock options for common stock under the equity incentive plan, partially offset by repayment of short-term borrowings of $1.9 million.

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

Revenue Recognition

Under ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, as amended by ASU 2016-08, 2016-10, 2016-12 and 2016-20, we recognize revenue in an amount that reflects the consideration to which we expect to be entitled in exchange for the transfer of promised goods or services to customers. To determine revenue recognition for contracts with customers that are within the scope of ASC 606, the Company performs the following steps: (1) identifies the contract with the customer, (2) identifies the performance obligations in the contract, (3) determines the transaction price, (4) allocates the transaction price to the performance obligations in the contract, and (5) recognizes revenue when (or as) the entity satisfies a performance obligation.

We have entered into an agreement (Advanz Agreement) to license our intellectual property, or IP, related to Galactosemia and SORD to develop, manufacture and/or commercialize drug products with Mercury Pharma Group Limited, trading as Advanz Pharma Holdings, (“Advanz Pharma”). The agreement contains multiple performance obligations, including licenses of IP, research and development services, and the manufacturing and supply material right. Payments to us under this agreement may include nonrefundable fees, payments for research activities, payments based upon the achievement of certain milestones and royalties on any resulting net product sales.

The transaction price is the amount of consideration that we expect to be entitled to in exchange for transferring promised goods or services to the customer based on the contract terms at inception of a contract. We estimate an amount of variable consideration, if any, by using either the expected value or the most likely amount method depending on which method we expect to better predict the amount of consideration to which we will be entitled, and only to the extent that it is probable that that a significant reversal in the amount of cumulative revenue recognized will not occur in the future when the uncertainty is resolved. The determination of whether it is probable that a significant reversal of revenue will occur in the future depends on the likelihood and magnitude of the reversal. Factors that could increase the likelihood or magnitude of a reversal of revenue include (a) the susceptibility of the amount of consideration to factors outside the entity’s influence, such as the outcome of clinical trials, the timing of initiation of clinical trials by the counterparty and the approval of drug product candidates by regulatory agencies, (b) situations in which the uncertainty is not expected to be resolved for a long period of time, and (c) the level of the Company’s predictive experience in the field with similar types of contracts. At the end of each reporting period, we will update the estimated transaction price and allocate the updated consideration to the separate performance obligations in the same manner as described below.

At inception of a contract, we allocate the transaction price to the distinct performance obligations based upon their relative standalone selling prices. Standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. The best evidence of standalone selling price is an observable price of a good or service when sold separately by an entity in similar circumstances to similar customers. Since we typically do not have such evidence, we estimate standalone selling price so that the amount that is allocated to each performance obligation equals the amount that we expect to receive for transferring the promised goods or services. The methods that the Company uses to make such estimates include (1) the adjusted market assessment approach, under which we forecast and analyze Galactosemia and SORD sales in the appropriate market, the phase of clinical development as well as considering recent similar license arrangements within the same phase of clinical development, therapeutic area, type of agreement, etc. and (2) the expected cost of satisfying the performance obligations plus a margin, or the expected cost plus a margin approach.

We recognize revenue when, or as, we satisfy a performance obligation by transferring a promised good or service to a customer and the customer obtains control of the good or service. Revenue related to the grant of a license of functional IP that is distinct from the other promised goods or services in the contract and therefore represents a performance obligation is recognized at the point in time that we have the right to payment for the license, the customer has legal title to the license and can direct the use of the license (for example, to grant sublicenses) to benefit from its right to use the intellectual property, the customer has the significant risks and rewards of ownership of the license and the customer has accepted the asset (license) by signing the license agreement.

Recognition of revenue related to research and development services that are a distinct performance obligation is deferred at inception of a contract and is recognized as the services are performed to satisfy the performance obligation based on the costs incurred as a percentage of the estimated total costs to be incurred to satisfy the

94

performance obligation. The Advanz Agreement requires that Advanz Pharma receive regular updates and data on any research and development services as the services are performed. In accordance with ASC 606-10-25-27, we determined that Advanz Pharma simultaneously benefits from the research and development services that are satisfied over time. We believe this method most faithfully depicts performance in transferring the promised services while research and development services are ongoing.

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

Warrant Liabilities

We account for our common warrant liabilities by measuring the fair value at inception and are then subsequently measured on a recurring basis, with changes in fair value recognized in other income (expense) within our statement of operations.

We utilized a Black-Scholes option pricing model to estimate the fair value of our warrant liabilities, which utilizes certain unobservable inputs and is therefore considered a Level 3 fair value measurement. Certain inputs used in this Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of our control, including a potential change in control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of our warrant liabilities, which could also result in material non-cash gains or losses being reported in the Company’s statement of operations.

The inputs we utilized to value our warrant liabilities are highly subjective. The assumptions used in calculating the fair value of our warrant liabilities represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the fair value of the warrant liabilities may be materially different in the future.

95

Stock-Based Compensation

We account for our stock-based compensation as expense in the statements of operations based on the awards’ grant date fair values. We account for forfeitures as they occur by reversing any expense recognized for unvested awards.

Stock-Based Compensation–Stock Options

We estimate the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to us, including stage of product development and life science industry focus. We use the simplified method as allowed by the SEC Staff Accounting Bulletin No.107, Share-Based Payment, to calculate the expected term for options granted as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and have no current plans to pay any dividends on our common stock. The fair value of stock-based payments is recognized as expense over the requisite service period which is generally the vesting period.

Stock-Based Compensation–Restricted Stock Units

We account for restricted stock units in accordance with the authoritative guidance for stock-based compensation. The fair value of restricted stock units is measured at the grant date based on the closing market price of our common stock on the date of grant and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

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

96

Interest Rate Sensitivity

Our exposure to market risk relates to our cash and cash equivalents of $49.9 million as of December 31, 2023. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

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

As of December 31, 2023, we had $0.3 million of outstanding short-term debt relating to our financed directors’ and officers’ insurance premium. The interest rate on this short-term loan is fixed at 5.39% per annum, and when considering the remaining outstanding balance and the remaining term of the agreement ending in the second quarter of 2024, we do not believe that the loan is subject to material interest rate risk.

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate loss during the year ended December 31, 2023. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is set forth in the financial statements filed with this report and are herein and incorporated by reference.

97

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of Applied Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Applied Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

New York, New York

March 6, 2024

Applied Therapeutics, Inc.

Balance Sheets

(in thousands except share and per share data)

	As of	As of
	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,898	$16,657
Investments	—	13,923
Current portion of security deposits and leasehold improvements	254	57
Prepaid expenses and other current assets	4,234	6,671
Total current assets	54,386	37,308
Noncurrent portion of security deposits and leasehold improvements	—	198
Operating lease right-of-use asset	447	857
TOTAL ASSETS	$54,833	$38,363
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$429	$477
Accounts payable	1,742	4,534
Accrued expenses and other current liabilities	15,286	14,756
Warrant liabilities	53,725	13,657
Total current liabilities	71,182	33,424
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	38	414
Clinical holdback - long-term portion	759	464
Total noncurrent liabilities	797	878
Total liabilities	71,979	34,302
STOCKHOLDERS’ (DEFICIT)/EQUITY:
Common stock, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 84,869,832 shares issued and outstanding as of December 31, 2023 and 48,063,358 shares issued and outstanding as of December 31, 2022	8	5
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	451,432	352,828
Accumulated other comprehensive income	—	51
Accumulated deficit	(468,586)	(348,823)
Total stockholders' (deficit)/equity	(17,146)	4,061
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY	$54,833	$38,363

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statements of Operations

(in thousands except share and per share data)

	Year Ended
	December 31,
	2023	2022
REVENUE:
License revenue	$9,219	$—
Research and development services revenue	774	—
Total revenue	9,993	—
COSTS AND EXPENSES:
Research and development	53,905	55,634
General and administrative	20,623	27,316
Total costs and expenses	74,528	82,950
LOSS FROM OPERATIONS	(64,535)	(82,950)
OTHER INCOME (EXPENSE), NET:
Interest income	1,372	685
Change in fair value of warrant liabilities	(56,573)	(66)
Other expense	(27)	(177)
Total other income (expense), net	(55,228)	442
Net loss	$(119,763)	$(82,508)
Net loss per share attributable to common stockholders—basic and diluted	$(1.42)	$(2.18)
Weighted-average common stock outstanding—basic and diluted	84,244,494	37,825,431

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statements of Comprehensive Loss

(in thousands)

	Year Ended
	December 31,
	2023	2022
Net Loss	$(119,763)	$(82,508)
Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	(51)	158
Other comprehensive gain (loss), net of tax	(51)	158
Comprehensive loss, net of tax	$(119,814)	$(82,350)

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statements of Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

					Additional		Accumulated Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, December 31, 2021	26,215,514	$3	—	$—	$328,958	$(266,315)	$(107)	$62,539
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of issuance costs of $96	20,000,000	2	—	—	12,801	—	—	12,803
Exercise of pre-funded warrants	1,750,000	—	—	—	1,417	—	—	1,417
Exercise of stock options	47,602	—	—	—	49	—	—	49
Restricted Stock Units released for common issued under Equity Incentive Plan	50,242	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,162	—	—	9,162
Issuance of options in-lieu of bonus	—	—	—	—	441	—	—	441
Net loss	—	—	—	—	—	(82,508)	—	(82,508)
Other comprehensive income (loss)	—	—	—	—	—	—	158	158
BALANCE, December 31, 2022	48,063,358	5	—	—	352,828	(348,823)	51	4,061
Exchange of common stock for prefunded warrants	—	—	5,658,034	(12,900)	12,900	—	—	—
Issuance of common stock, prefunded warrants and reissuance of treasury stock, net of issuance costs of $4.0 million	21,693,673	2	(5,658,034)	12,900	51,500	—	—	64,402
Exercise of common warrants	10,250,000	1	—	—	26,754	—	—	26,755
Exercise of pre-funded warrants	4,250,000	—	—	—	—	—	—	—
Exercise of stock options	85,619	—	—	—	90	—	—	90
Restricted stock units released for common issued under Equity Incentive Plan	527,182	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,360	—	—	7,360
Net loss	—	—	—	—	—	(119,763)	—	(119,763)
Other comprehensive income (loss)	—	—		—	—	—	(51)	(51)
BALANCE, December 31, 2023	84,869,832	$8	—	$—	$451,432	$(468,586)	$—	$(17,146)

The Notes to Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2023	2022
OPERATING ACTIVITIES:
Net loss	$(119,763)	$(82,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,360	9,603
Amortization of insurance premium	2,111	3,589
Amortization of operating lease right-of-use assets	353	441
Amortization of leasehold improvements	1	2
Change in operating lease liability	(367)	(442)
Change in fair value of warrant liabilities	56,573	66
Changes in operating assets and liabilities:
Financed insurance premium	(1,546)	(3,105)
Prepaid expenses	1,872	359
Accounts payable	(2,792)	(4,927)
Accrued expenses and other current liabilities	730	(1,635)
Other liabilities	295	464
Net cash used in operating activities	(55,173)	(78,093)
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	(64,218)
Proceeds from sale of available-for-sale securities	4,944	—
Proceeds from maturities of available-for-sale securities	8,928	77,388
Net cash provided by investing activities	13,872	13,170
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, pre-funded warrants and reissuance of treasury stock, net of issuance costs	64,514	27,811
Proceeds from financed insurance premium	1,546	3,105
Repayments of short-term borrowings	(1,858)	(3,273)
Exercise of stock options for common stock under Equity Incentive Plan	90	49
Exercise of Warrants	10,250	—
Net cash provided by financing activities	74,542	27,692
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,241	(37,231)
Cash and cash equivalents at beginning of period	16,657	53,888
Cash and cash equivalents at end of period	$49,898	$16,657
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$(57)	$21,835
Offering costs in accrued expenses	$112	$—
Conversion of warrant liabilities to equity for warrant exercises	$16,505	$1,417
Unrealized gain (loss) on marketable securities	$(51)	$158
Reclassification of prefunded warrant liability to equity	$—	$6,827

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

Basis of Presentation

The Company’s fiscal year ends on December 31 and its first three quarters end on March 31, June 30 and September 30. The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has irrevocably elected not to avail itself of this extended transition period, and, as a result, the Company will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Liquidity and Going Concern

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. As of December 31, 2023, financing through the Company’s April 2023 Private Placement, Leerink ATM Agreement and warrant exercises has resulted in net proceeds of $74.7 million, after deducting placement agent commissions and other offering expenses (see Note 8 and Note 9). Additionally, in January and February 2024, the Company issued additional shares under the Leerink ATM Agreement that resulted in net proceeds of $12.5 million, after deducting placement agent commissions and other offering expenses (see Note 16), and $4.0 million from the exercise of common warrants. Further, on March 1, 2024, we completed our March 2024 Private Placement (as defined herein) which resulted in gross proceeds of approximately $100.0 million, before deducting placement agent commissions and other offering expenses. The Company continues to actively pursue several potential long-term financing options, including equity capital, debt, convertible debt, and synthetic royalty financing. Additionally, the Company is in active dialogue with several potential partners regarding business development opportunities related to one or more of its programs. There can be no assurances that the Company’s discussions with any of the current counterparties will be successful, and the Company expects to continue to pursue additional opportunities.

As reflected in the accompanying financial statements, the Company incurred a net loss of $119.8 million for the year ended December 31, 2023 and has an accumulated deficit of $468.6 million as of December 31, 2023. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe provides a source of capital to the Company based on clinical and regulatory milestones. The Company received a $10.7 million upfront payment from Advanz Pharma in January 2023 in conjunction with signing the agreement. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals and potential revenues. However, there are no guarantees that this will materialize timely or at all, and delays or unexpected data could disrupt this potential liquidity. Broadly, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The Company currently expects that its existing cash and cash equivalents of $49.9 million as of December 31, 2023 and $116.5 million received from the Leerink ATM, warrant exercises and private placement in January, February and March 2024, will fund its operating expenses and capital requirements for at least twelve months from the date of these audited financial statements are issued.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the Company's ability to continue as a going concern as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing the financial statements, management used estimates in the following areas, among others: prepaid and accrued expenses; warrant liabilities valuation; license revenue; research and development services revenue; stock-based compensation expense; the likelihood of realization of deferred tax assets; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.

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

The Company conducts an other-than-temporary impairment (“OTTI”) analysis on a quarterly basis or more often if a potential loss-triggering event occurs. The Company considers factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether the Company intends to sell. For AFS securities, the Company also considers whether (i) it is more likely than not that the Company will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. As of December 31, 2023, the Company did not have an investment portfolio.

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

Operating leases are included in operating lease right-of-use asset, current portion of operating lease liabilities, and noncurrent portion of operating lease liabilities in the balance sheet as of December 31, 2023 and 2022.

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

The following table shows the activity within the clinical holdback liability accounts for the year ended December 31, 2023:

(in thousands)
Balance as of December 31, 2022	$464
Clinical holdback retained	295
Clinical holdback paid	—
Balance as of December 31, 2023	$759

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

As of December 31, 2023 and 2022, the Company did not have any deferred offering costs recorded.

Warrant Liabilities

The Company accounts for common warrant liabilities by measuring the fair value at inception and subsequently remeasures on a recurring basis, with changes in fair value recognized in other income (expense) within the Company’s statement of operations.

The Company utilized a Black-Scholes option pricing model to estimate the fair value of the warrant liabilities, which utilizes certain unobservable inputs and is therefore considered a Level 3 fair value measurement. Certain inputs used in the Black-Scholes pricing model may fluctuate in future periods based upon factors that are outside of the Company’s control, including a potential change in control outside of the Company’s control. A significant change in one or more of these inputs used in the calculation of the fair value may cause a significant change to the fair value of the Company’s warrant liabilities, which could also result in material non-cash gains or losses being reported in the Company’s consolidated statement of operations.

The inputs utilized to value the warrant liabilities are highly subjective. The assumptions used in calculating the fair value of the warrant liabilities represent the best estimates, but these estimates involve inherent uncertainties and application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the fair value of the warrant liabilities may be materially different in the future.

Treasury Stock

The Company records treasury stock activities under the cost method. Treasury stock is included in authorized and issued shares but excluded from outstanding shares. The re-issuance of treasury stock is accounted for on a first in, first-out basis and any differences between the cost of treasury stock and the re-issuance proceeds are charged or credited to additional paid-in capital.

Revenue Recognition

Under ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, as amended by ASU 2016-08, 2016-10, 2016-12 and 2016-20, the Company recognizes revenue in an amount that reflects the consideration to which it expects to be entitled in exchange for the transfer of promised goods or services to customers. To determine revenue recognition for contracts with customers that are within the scope of ASC 606, the Company performs the following steps: (1) identifies the contract with the customer, (2) identifies the performance obligations in the contract, (3) determines the transaction price, (4) allocates the transaction price to the performance obligations in the contract, and (5) recognizes revenue when (or as) the entity satisfies a performance obligation.

The Company has entered into an agreement to license its intellectual property, or IP, related to Galactosemia and SORD to develop, manufacture and/or commercialize drug products with Mercury Pharma Group Limited, trading as Advanz Pharma Holdings, (“Advanz Pharma”). The agreement contains multiple performance obligations, including licenses of IP, research and development services, and the manufacturing and supply material right. Payments to the Company under this agreement may include nonrefundable fees, payments for research activities, payments based upon the achievement of certain milestones and royalties on any resulting net product sales.

The Company identifies agreements as contracts that create enforceable rights and obligations when the agreement is approved by the parties, the Company can identify the rights of the parties and the payment terms, the contract has commercial substance and it is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods and services that will be transferred to the customer. The counterparty is considered to be a customer when it has contracted with the Company to obtain goods and services that are the output of the Company’s ordinary activities (i.e., development of pharmaceutical products) in exchange for consideration.

A performance obligation is a promise to transfer distinct goods or services to a customer. Performance obligations that are both capable of being distinct and distinct within the context of the contract are considered to be separate performance obligations. Performance obligations are capable of being distinct if the counterparty is able to benefit from the good or service on its own or together with other resources that are readily available to it. Performance obligations are distinct within the context of the contract when each performance obligation is separately identifiable. In assessing whether the Company’s promises to transfer goods or services to the customer are separately identifiable, the Company considers factors in ASC 606, including whether the Company uses the goods or services as inputs to produce or deliver a combined output or outputs specified by the customer, whether one or more of the goods or services significantly modify or customize one of the other goods or services in the contract, and whether the goods or services are highly interdependent or highly interrelated. If a promised good or service is not distinct, it is combined with other promised goods or services until the Company identifies a bundle of goods or services that is distinct, which is accounted for as a single performance obligation. The determination of whether promised goods or services in a contract are distinct may require significant judgment.

The transaction price is the amount of consideration that the Company expects to be entitled to in exchange for transferring promised goods or services to the customer based on the contract terms at inception of a contract. The Company estimates an amount of variable consideration, if any, by using either the expected value or the most likely amount method depending on which method the Company expects to better predict the amount of consideration to which it will be entitled, and only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in the future when the uncertainty is resolved. The determination of whether it is probable that a significant reversal of revenue will occur in the future depends on the likelihood and magnitude of the reversal. Factors that could increase the likelihood or magnitude of a reversal of revenue include (a) the susceptibility of the amount of consideration to factors outside the entity’s influence, such as the outcome of clinical trials, the timing of initiation of clinical trials by the counterparty and the approval of drug product candidates by regulatory agencies, (b) situations in which the uncertainty is not expected to be resolved for a long period of time, and (c) the level of the Company’s predictive experience in the field with similar types of contracts. At the end of each reporting period, the Company will update the estimated transaction price and allocate the updated consideration to the separate performance obligations in the same manner as described below.

At inception of a contract, the Company allocates the transaction price to the distinct performance obligations based upon their relative standalone selling prices. Standalone selling price is the price at which an entity would sell a promised good or service separately to a customer. The best evidence of standalone selling price is an observable price of a good or service when sold separately by an entity in similar circumstances to similar customers. Since the Company typically does not have such evidence, it estimates standalone selling price so that the amount that is allocated to each performance obligation equals the amount that the Company expects to receive for transferring the promised goods or services. The methods that the Company uses to make such estimates include (1) the adjusted market assessment approach, under which the Company forecasts and analyzes Galactosemia and SORD sales in the appropriate market, the phase of clinical development as well as considering recent similar license arrangements within the same phase of clinical development, therapeutic area, type of agreement, etc. and (2) the expected cost of satisfying the performance obligations plus a margin, or the expected cost plus a margin approach.

The Company recognizes revenue when, or as, it satisfies a performance obligation by transferring a promised good or service to a customer and the customer obtains control of the good or service. Revenue related to the grant of a license of functional IP that is distinct from the other promised goods or services in the contract and therefore represents a performance obligation is recognized at the point in time that the Company has the right to payment for the license, the customer has legal title to the license and can direct the use of the license (for example, to grant sublicenses) to benefit from its right to use the intellectual property, the customer has the significant risks and rewards of ownership of the license and the customer has accepted the asset (license) by signing the license agreement.

Recognition of revenue related to research and development services that are a distinct performance obligation is deferred at inception of a contract and is recognized as the services are performed to satisfy the performance obligation based on the costs incurred as a percentage of the estimated total costs to be incurred to satisfy the performance obligation. The Agreement requires that Advanz Pharma receives regular updates and data on any research and development services as the services are performed. In accordance with ASC 606-10-25-27, the Company determined that Advanz Pharma simultaneously benefits from the research and development services that are satisfied over time. The Company believes this method most faithfully depicts its performance in transferring the promised services while research and development services are ongoing.

Milestone payments are considered to be variable consideration and are not included in the transaction price at inception of the contract if it is uncertain that the milestone will be achieved. Rather, when it becomes probable that the milestone will be achieved and, therefore, there will not be a significant reversal of revenue in future periods, the respective amount to be earned is included in the transaction price, allocated to the distinct performance obligations based on their relative standalone selling price and recognized as revenue, as described above. Sales based milestones and sales-based royalty payments related to a license of IP are recognized as revenue when the respective sales occur.

Research and Development

The Company expenses all costs incurred in performing research and development activities. Research and development expenses include salaries and other related costs, materials and supplies, preclinical expenses, manufacturing expenses, contract services and other outside expenses. As part of the process of preparing the financial statements, the Company is required to estimate accrued research and development expenses. The Company makes estimates of the accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known at that time. In addition, there may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the expense in which case such amounts are reflected as prepaid expenses and other current assets. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts the accrual or the amount of prepaid expenses accordingly. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized in prepaid expenses and other current assets. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

Stock-Based Compensation–Stock Options

The Company estimates the fair value of options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires inputs based on certain subjective assumptions, including (a) the expected stock price volatility, (b) the calculation of expected term of the award, (c) the risk-free interest rate and (d) expected dividends. Due to a lack of company-specific historical and implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility of a representative group of companies with similar characteristics to the Company, including stage of product development and life science industry focus. The Company uses the simplified method as allowed by the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, to calculate the expected term for options granted to employees as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

The fair value of stock-based payments is recognized as expense over the requisite service period which is generally the vesting period.

Stock-Based Compensation–Restricted Stock Units

The Company accounts for restricted stock units in accordance with the authoritative guidance for stock-based compensation. The fair value of restricted stock units is measured at the grant date based on the closing market price of the Company’s common stock on the date of grant and is recognized as expense on a straight-line basis over the period of vesting. Forfeitures are recognized as a reduction of stock-based compensation expense as they occur.

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

The Company recognizes tax liabilities from an uncertain tax position only if it is more likely than not that the tax position will not be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. There are no uncertain tax positions that have been recognized in the accompanying financial statements. The Company is required to file tax returns in the U.S. federal jurisdiction and in the state of New York. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits, if any, as part of income tax expense. No such interest and penalties have been accrued as of December 31, 2023 and 2022.

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

2. LICENSE AGREEMENTS

Columbia University

In October 2016, the Company entered into a license agreement (the “2016 Columbia Agreement”) with the Trustees of Columbia University (“Columbia University”) to obtain an exclusive royalty-bearing sublicensable license in respect to certain patents. As part of the consideration for entering into the 2016 Columbia Agreement, the Company issued to Columbia University shares equal to 5% of its outstanding common stock on a fully diluted basis at the time of issue. The common stock had a fair value of $0.5 million at the time of issuance. The Company will be required to make further payments to Columbia University of up to an aggregate of $1.3 million for the achievement of specified development and regulatory milestones, and up to an aggregate of $1.0 million for the achievement of a specified level of aggregate annual net sales, in each case in connection with products covered by the 2016 Columbia Agreement. The Company will also be required to pay tiered royalties to Columbia University in the low- to mid-single digit percentages on the Company’s, its affiliates’ and its sublicensees’ net sales of licensed products, subject to specified offsets and reductions. In addition, the Company is required to make specified annual minimum royalty payments to Columbia University, which is contingent upon the approval of the licensed products, in the mid-six figures beginning on the 10th anniversary of the effective date of the 2016 Columbia Agreement. When we grant sublicenses under the 2016

Columbia Agreement, we are required to pay Columbia University a portion of the net sublicensing revenue received from such third parties, at percentages between 10% and 20%, depending on the stage of development at the time such revenue is received from such third parties. The Advanz Agreement includes a sublicense under the 2016 Columbia Agreement.

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

During the years ended December 31, 2023 and 2022, the Company recorded $0.2 million in expense related to the Columbia Agreements. In aggregate, the Company has incurred $2.9 million in expense from the execution of the Columbia Agreements through December 31, 2023.

As of December 31, 2023 and 2022, the Company had $29,000 and $0.1 million, respectively, due to Columbia University included in accrued expenses and no amounts included in accounts payable.

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

The Company recorded $0.1 million in research and development expense during the year-ended December 31, 2023, related to the Miami License Agreement. As of December 31, 2023, the Company had $0.4 million in accrued expenses.

The Company recorded $0.1 million in research and development expense during the year-ended December 31, 2022, related to the Miami License Agreement. As of December 31, 2022, the Company had $0.3 million in accrued expenses.

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

During the years ended December 31, 2023 and 2022, the Company recorded $0 and $0.1 million in research and development expenses, respectively, in relation to the 2020 Miami Research Agreement. As of December 31, 2023 and 2022, the Company had $0.1 million and $1.0 million, respectively, in accrued expenses.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of December 31, 2023 and 2022, the Company's financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies section.

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$24,887	$—	$—	$24,887
Money market funds	25,011	—	—	25,011
Total cash and cash equivalents	$49,898	$—	$—	$49,898
Total financial assets measured at fair value on a recurring basis	$49,898	$—	$—	$49,898
Warrant liabilities - Common Warrants	—	—	53,725	53,725
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$53,725	$53,725

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$1,337	$—	$—	$1,337
Money market funds	15,320	—	—	15,320
Total cash and cash equivalents	$16,657	$—	$—	$16,657
U.S. government agency debt securities	—	13,923	—	13,923
Total marketable securities	$—	$13,923	$—	$13,923
Total financial assets measured at fair value on a recurring basis	$16,657	$13,923	$—	$30,580
Warrant liabilities - Common Warrants	—	—	13,657	13,657
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$13,657	$13,657

Investments in U.S. government agency debt securities have been classified as Level 2 as they are valued using quoted prices in less active markets or other directly or indirectly observable inputs. Fair values of U.S. government agency debt securities were derived from a consensus or weighted average price based on input of market prices from multiple sources at each reporting period. During the period ended December 31, 2023 and 2022, there were no transfers of financial assets between Level 1 and Level 2.

On June 27, 2022 the Company issued 30,000,000 warrants to purchase shares of common stock (the “Common Warrants”) and 10,000,000 pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”) in connection with the June 2022 Offering (see Note 1 and Note 8 for more information on the June 2022 Offering). The Common Warrants were accounted for as liabilities under ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), as these warrants provide for a settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. The Pre-Funded Warrants were initially recorded at fair value as a liability as the Company could be required to settle the Pre-Funded Warrants in cash under certain circumstances. In December 2022, the Company amended the Pre-Funded Warrants to remove the potential requirement that they could be settled in cash under certain circumstances.  Upon the amendment to the Pre-Funded Warrants, the Pre-funded Warrants liability was reclassified to equity, using their fair value as of the amendment date.

The Common Warrant liabilities were measured at fair value at inception and are then subsequently measured on a recurring basis, with changes in fair value recognized in other income (expense) within the Company’s statement of operations.

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

The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions included below as of December 31, 2023 and 2022. The Pre-Funded warrants were remeasured and reclassified to equity using the Black-Scholes option pricing model with a range of assumptions included below as of December 31, 2022:

	December 31,	December 31,
	2023	2022
Expected term (in years)	2.4	3.7
Volatility	109.46%	91.53%
Risk-free interest rate	4.32%	4.11%
Dividend yield	0.00%	0.00%

As of December 31, 2023, the Company utilized a probability-weighted approach that considered the probability of a change in control at the Company in the Black-Scholes option pricing model, whereby a 20% probability of change in control was used for years two and three and a 5% probability was used for years four and five in the term of the agreements.

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

Warrant Liabilities
Balance as of January 1, 2023	$13,657
Warrants exercised	(16,505)
Change in fair value	56,573
Balance as of December 31, 2023	$53,725

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

4. INVESTMENTS

Marketable Securities

Marketable securities, which the Company classifies as available-for-sale securities, primarily consisted of U.S. government debt obligations as of December 31, 2022. Marketable securities with remaining effective maturities of twelve months or less from the balance sheet date are classified as short-term; otherwise, they are classified as long-term on the balance sheets.

The following tables provide the Company’s marketable securities by security type (in thousands):

	As of December 31, 2023				As of December 31, 2022
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
US government agency debt security	$—	$—	$—	$—	$13,873	$50	$—	$13,923
Total	$—	$—	$—	$—	$13,873	$50	$—	$13,923

As of December 31, 2023, the Company did not have an investment portfolio.

Contractual maturities of the Company’s marketable securities are summarized as follows (in thousands):

	As of December 31, 2023				As of December 31, 2022
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Estimated		Unrealized	Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Due in one year or less	$—	$—	$—	$—	$13,873	$50	$—	$13,923
Due in one through two years	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$13,873	$50	$—	$13,923

At December 31 2023, the Company had no gross unrealized gains and gross unrealized losses.

During the year ended December 31, 2023, gross realized gains and losses from the sale of marketable securities, were immaterial.

There were no unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than or greater than 12 months as of December 31 2023 or 2022.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
(in thousands)	2023	2022
Prepaid research and development expenses	$2,880	$4,272
Insurance premium asset	566	1,131
Prepaid rent expenses	47	99
Prepaid insurance expenses	72	71
Prepaid commercial and patient advocacy	284	206
Research and development tax credit receivable	262	252
Interest receivable	23	23
Other prepaid expenses and current assets	100	617
Total prepaid expenses & other current assets	$4,234	$6,671

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
(in thousands)	2023	2022
Accrued pre-clinical and clinical expenses	$10,142	$8,877
Short-term insurance financing note	310	622
Deferred revenue	667	—
Accrued professional fees	1,307	1,218
Accrued compensation and benefits	2,066	2,301
Accrued commercial expenses	19	896
Accrued patent expenses	396	361
Other	379	481
Total accrued expenses & other current liabilities	$15,286	$14,756

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

As of December 31, 2023, there were no shares of common stock available for issuance under the 2019 Plan. On January 1, 2024, there were 4,243,292, shares that became issuable for future grants subject to the adjustments provided in the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees (in thousands):

	Year Ended
	December 31,
(in thousands)	2023	2022
Research and development	$3,005	$3,839
General and administrative	4,355	5,764
Total stock-based compensation expense	$7,360	$9,603

Stock Option Activity

During the year ended December 31, 2023, the Company did not grant any stock options. For the years ended December 31, 2023 and 2022, amortization of stock compensation of options amounted to $5.0 million and $7.8 million, respectively. As of December 31, 2023, the total unrecognized stock-based compensation balance for unvested options was $2.6 million, which is expected to be recognized over 1.7 years. The weighted-average fair value of options granted during the year ended December 31, 2022 was $1.79 per share.

The following table summarizes the information about options outstanding at December 31, 2023:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2022	4,874,047	$1.97	6.9	$—
Options granted	—	—
Options exercised	(85,619)	1.05
Forfeited	(84,639)	1.05
Expired	(8,170)	1.05
Outstanding at December 31, 2023	4,695,619	$2.01	5.9	$7,875

Exercisable at December 31, 2023	4,334,312	$2.09	5.7	$7,044
Nonvested at December 31, 2023	361,307	$1.05	7.7	$831

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at December 31, 2023. The intrinsic value of stock options exercised during the year ended December 31, 2023 was $0.1 million. There was no intrinsic value on stock options exercised during the year ended December 31, 2022. The total grant-date fair value of stock options vested during the years ended December 31, 2023 and December 31, 2022 was $0.4 million and $1.4 million, respectively.

Valuation of Stock Options Granted to Employees that Contain Service Conditions Only

The fair value of each option award granted with service-based vesting is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted average assumptions noted in the table below for those options granted in the years ended December 31, 2023 and 2022.

	Year Ended
	December 31,
	2023	2022
Expected term (in years)	—	5.7
Volatility	—%	75.83%
Risk-free interest rate	—%	2.13%
Dividend yield	—%	—%

Restricted Stock Unit Activity

During the year ended December 31, 2023, the Company granted 6,814,362 restricted stock units (“RSUs”). For the years ended December 31, 2023 and 2022 amortization of stock compensation of RSUs amounted to $2.4 million and $1.3 million, respectively. As of December 31, 2023, the unamortized compensation costs associated with non-vested restricted stock awards was $5.5 million with a weighted-average remaining amortization period of 3.3 years.

The following table summarizes the information about restricted stock units outstanding at December 31, 2023:

		Weighted-Average
		Grant Date
(in thousands, except for share data)	Shares	Fair Value
Outstanding at December 31, 2022	815,509	$5.96
Awarded	6,814,362	2.09
Released	(527,182)	4.40
Forfeited	(185,267)	2.81
Outstanding at December 31, 2023	6,917,422	$2.35
Nonvested at December 31, 2023	6,917,422	$2.35

Weighted Average Remaining Recognition Period (in years)	3.3

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of December 31, 2023, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

8. STOCKHOLDERS’ EQUITY

As of December 31, 2023 and 2022, the authorized capital stock of the Company consists of 200,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

Voting

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of the stockholders. There is no cumulative voting.

June 2022 Offering

On June 27, 2022, the Company completed the June 2022 Offering, an underwritten public offering of 20,000,000 shares of common stock, 10,000,000 Pre-Funded Warrants, and accompanying Common Warrants to purchase up to 30,000,000 shares of common stock. The shares and accompanying Common Warrants were offered at a price to the public of $1.00 per share and warrant, and the Pre-Funded Warrants and accompanying Common Warrants were offered at a price to the public of $0.9999, resulting in aggregate net proceeds of approximately $27.8 million, after deducting underwriting discounts and commissions and offering expenses. The Pre-Funded Warrants and the Common Warrants are immediately exercisable and will expire five years from the date of issuance. Holders may not exercise any Pre-Funded Warrants or Common Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. Holders of the Pre-Funded Warrants and/or Common Warrants (together with affiliates) who immediately prior to June 27, 2022 beneficially owned more than 9.99% of the Company’s outstanding common stock may not exercise any portion of their Pre-Funded Warrants or Common Warrants if the holder (together with affiliates) would beneficially own more than 19.99% of the Company’s outstanding common stock after exercise. The Pre-Funded Warrants and Common Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants and/or Common Warrants will be entitled to receive, upon exercise, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants and/or Common Warrants immediately prior to such transaction. The Pre-Funded Warrants and Common Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which the Company’s stockholders are entitled.

April 2023 Offering

On April 26, 2023, the Company completed its sale of a total of 9,735,731 shares of the Company’s common stock, at a purchase price of $0.946 per share, and 22,000,000 Pre-Funded Warrants to purchase common stock, at a purchase price of $0.945 per Pre-Funded Warrant, in a private placement (the “April 2023 Private Placement”) to a select group of accredited investors, pursuant to the Securities Purchase Agreement, dated as of April 23, 2023, by and between the Company and the 2023 Purchasers. The April 2023 Private Placement resulted in net proceeds to the Company of approximately $27.5 million, after deducting underwriting discounts, commissions and offering expenses. The Pre-Funded Warrants are immediately exercisable from the date of issuance and do not have an expiration date. They have an exercise price of $0.001. Holders may not exercise any Pre-Funded Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. The Pre-Funded Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such transaction. The Pre-Funded Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

ATM Offering

On August 11, 2023, the Company entered into (the “Leerink ATM Agreement”) with Leerink Partners LLC, pursuant to which the Company may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million through Leerink Partners LLC as sales agent. Under the Leerink ATM Agreement, the sales agents may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. The Company will pay the sales agent a commission rate of up to 3% of the gross offering proceeds of any shares sold and has agreed to provide the sales agent with indemnification and contribution against certain liabilities. The Leerink ATM Agreement contains customary representations and warranties.

As of December 31, 2023, the Company has sold an aggregate of 17,615,976 shares of the company’s common stock, pursuant to the Leerink ATM Agreement with an average sale price of $2.04 per share, resulting in net proceeds of $36.9 million, after deducting underwriting discounts, commissions and offering expenses. The Company intends to use the net proceeds from the Leerink ATM to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

Venrock Warrant Exchange

On October 12, 2023, the Company entered into an exchange agreement (the “Exchange Agreement”) with entities affiliated with Venrock Healthcare Capital Partners (the “Exchanging Stockholders”), pursuant to which the Company exchanged an aggregate of 5,658,034 shares of common stock, owned by the Exchanging Stockholders for pre-funded warrants to purchase an aggregate of 5,658,034 shares of common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.001 per share. The common stock exchanged, and the pre-funded warrants issued were recorded at fair market value of $12.9 million. As of December 31, 2023, our treasury stock consisted of no common stock.

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

Warrants Issued with the 2018 Notes

On January 18, 2018, the Company entered into a placement agent agreement through which it became obligated to issue common stock warrants in connection with the issuance of the Company’s convertible promissory notes issued on February 5, 2018 (the “2018 Notes”). The obligation to issue the 2018 Notes Warrants was recorded as a liability at its fair value (see Note 3), which was initially $0.1 million, and was included in the issuance costs of the 2018

Notes. On November 5, 2018, in connection with the extinguishment of the 2018 Notes into shares of Series B Preferred Stock, the Company issued the 2018 Notes Warrants, which were equity-classified warrants upon issuance, to purchase 76,847 shares of common stock, valued at $0.3 million. The 2018 Notes Warrants vested immediately upon issuance and expire on November 4, 2028. The exercise price of the 2018 Notes Warrants was $3.99 and $6.59 per share as of December 31, 2023 and 2022, respectively.

On February 24, 2020, a warrantholder exercised 386 options in a cashless exercise at net, and the Company issued 333 shares of common stock. On June 24, 2020, a warrantholder exercised 20,331 options in a cashless exercise at net, and the Company issued 17,369 shares of common stock.

Warrants Issued with Series B Preferred Stock

In November and December 2018, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue equity-classified warrants to purchase 72,261 shares of common stock (collectively the “2018 Warrants”), valued in the aggregate at $0.2 million, which was included in the issuance costs for the Series B Preferred Stock. The warrants vested immediately upon issuance and expire 10 years from the date of issuance. The exercise price of the warrants was $4.86 and $8.24 per share as of December 31, 2023 and 2022, respectively.

In February 2019, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue warrants to purchase 23,867 shares of common stock (collectively the “2019 Warrants”), valued in the aggregate at $0.1 million, which was included in the issuance costs for the Series B Preferred Stock. The warrants vested immediately upon issuance and expire 10 years from the date of issuance. The exercise price of the warrants was $4.86 and $8.24 per share as of December 31, 2023 and 2022, respectively.

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

Warrants Issued with June 2022 Offering

On June 27, 2022, in connection with the sale and issuance common stock as part of the June 2022 Offering, the Company issued 10,000,000 Pre-Funded Warrants at an exercise price of $0.0001 per share, and 30,000,000 accompanying Common Warrants at an exercise price of $1.00 per share. Each share of common stock and accompanying Common Warrant was sold at a public offering price of $1.00, less underwriting discounts and commissions, and each Pre-Funded Warrant and accompanying Common Warrant was sold at a public offering price of $0.9999, less underwriting discounts and commissions, as described in the prospectus supplement, dated June22, 2022, filed with the Securities and Exchange Commission on June 24, 2022 (See Note 1 and Note 8).

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

On April 26, 2023, in connection with the sale and issuance common of stock as part of the April Offering, the Company issued 22,000,000 Pre-Funded Warrants at an exercise price of $0.0001 per share. Each share of common stock was sold at a public offering price of $0.946 and each accompanying Pre-Funded Warrant was sold at a public offering price of $0.945, pursuant to the Securities Purchase Agreement, dated as of April 23, 2023, by and between the

Company and the 2023 Purchasers (See Note 1 and Note 8). The Pre-Funded Warrants are recorded as equity, using fair value at issuance date, which was equivalent to the fair value of the common stock.

On June 8, 2023, a warrant holder exercised 4,250,000 Pre-Funded Warrants on a cash basis and received 4,250,000 shares of common stock. The Company received $425 in cash proceeds for the exercise of these Pre-Funded Warrants.

As of December 31, 2023, the Company had 4,000,000 Pre-Funded Warrants from the June 2022 offering outstanding with a weighted average exercise price of $0.0001 per share and an average contractual life of 5 years.

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

As of December 31, 2023, the Company had 19,750,000 Common Warrants outstanding with a weighted average exercise price of $1.00 per share and an average contractual life of 5 years.

On October 12, 2023, the Company entered into an exchange agreement with entities affiliated with Venrock Healthcare Capital Partners pursuant to which the Company exchanged an aggregate of 5,658,034 shares of common stock, owned by the Exchanging Stockholders for pre-funded warrants to purchase an aggregate of 5,658,034 shares of common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.001 per share. The common stock exchanged, and the pre-funded warrants issued were recorded at fair market value of $12.9 million. As of December 31, 2023, our treasury stock consisted of no common stock.

A summary of the Company’s outstanding common stock warrants as of December 31, 2023 is as follows:

	Equity Classified	Liability Classified	Total
	Warrants	Warrants	Warrants
Outstanding as of January 1, 2023	8,375,618	30,000,000	38,375,618
Warrants granted and issued	22,000,000	—	22,000,000
Warrants exercised	(4,250,000)	(10,250,000)	(14,500,000)
Common stock exchanged for prefunded warrants	5,658,034	—	5,658,034
Outstanding as of December 31, 2023	31,783,652	19,750,000	51,533,652

10. LEASES

The following table summarizes our lease related costs for the years ended December 31, 2023 and 2022:

		Year Ended
(in thousands)		December 31,
Lease Cost	Statement of Operations Location	2023	2022
Operating Lease Cost	General and administrative	$505	$489
Total lease cost		$505	$489

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Year Ended
	December 31,	December 31,
Other Information	2023	2022
Weighted-average remaining lease term
Operating leases	1.1 years	1.8 years
Weighted-average discount rate
Operating leases	6.86%	5.69%

The following table summarizes the maturities of lease liabilities as of December 31, 2023:

Operating
Year	(in thousands)
2024	446
2025	23
Thereafter	20
Total lease payments	489
Less: interest	22
Total lease liabilities	$467

11. INCOME TAXES

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2023 and 2022 due to net losses incurred.

A reconciliation of the Company's deferred taxes is as follows (in thousands):

	Year ended
	December 31,
	2023	2022
Deferred Tax Assets
Operating lease liability	$146	$282
Stock-based compensation	4,060	8,131
License fee	501	554
Net operating loss carryforwards	94,119	88,090
Research and development tax credits	25,145	21,397
Capitalized research and development expense	26,945	14,910
Other	445	1,085
Total deferred tax assets	$151,361	$134,449
Valuation allowance	$(151,222)	$(134,177)
Net deferred tax assets	$139	$272
Deferred tax liabilities
Right of use asset	(139)	(272)
Net deferred tax liabilities	$(139)	$(272)
Net deferred tax asset (liability)	$—	$—

Deferred tax assets result primarily from unutilized net operating losses, research tax credits, stock-based compensation, operating lease liability, and timing differences as a result of the Company reporting its income tax returns. As of December 31, 2023, the Company had approximately $299.8 million of federal operating loss (“NOLs”) carry forwards. Of this amount, approximately $3.3 million will begin to expire in 2037 and approximately $296.5 million are carried forward indefinitely. The Company had approximately $612.0 million in state and city net operating loss carryforwards available to offset future taxable income.

As of December 31, 2023, the Company had federal research tax credits (R&D) of approximately $6.1 million which may be used to offset future tax liabilities. Additionally, the Company had a federal orphan drug credit (“ODC”) related to qualifying research of $19.1 million. These tax credit carryforwards will begin to expire at various times beginning in 2037 for federal purposes.

The NOL, R&D and ODC credits carry forwards are subject to review and possible adjustment by the U.S. and state tax authorities. NOL carry forwards and credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders, as defined under Sections 382 and 383 Internal Revenue Code. This could limit the amount of NOLs and credits that the Company can utilize annually to offset future taxable income or tax liabilities. As of December 31, 2023, the Company has not performed such an analysis. Subsequent ownership changes and proposed future changes to tax rules in respect of the utilization of losses carried forward may further affect the limitation in future years.

In assessing the realizability of the Company’s deferred tax assets, management considers whether or not it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company’s assessment is based on the weight of available evidence, including cumulative losses since inception and expected future losses and, as such, the Company does not believe it is more likely than not that the deferred tax assets will be realized. Accordingly, a full valuation allowance has been established and no deferred tax assets and related tax benefit have been recognized in the accompanying financial statements. At December 31, 2023 and 2022, the Company recorded valuation allowances of

$151.2 million and $134.2 million, respectively. The increase in valuation allowance is primarily driven by additional net operating losses.

The Company files its income tax returns in the United States, California, Iowa, Massachusetts, Michigan, New Jersey, New York State, New York City, Pennsylvania, and Texas. All years remain subject to examination for federal and state purpose.

The U.S. federal statutory corporate tax rate reconciles to the Company’s effective tax rate for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Federal statutory rate	21.0%	21.0%
State and local taxes net of federal tax benefit	3.4	10.2
Credits	3.1	7.8
Permanent differences	(0.1)	(0.1)
Change in fair value of warrant liabilities	(9.9)	—
Change in valuation allowance	(14.2)	(37.9)
Stock-based compensation	(3.3)	(1.1)
Other	—	0.1
Total	0.0%	0.0%

12. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s Board. The Company made approximately $0.4 million in matching contributions to the plan during each of the years ended December 31, 2023 and 2022.

13. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period which includes shares issuable under pre-funded warrants agreements for little consideration.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the years ended December 2023 and 2022, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Year Ended
	December 31,
(in thousands, except for share data)	2023	2022
Numerator:
Net loss	$(119,763)	$(82,508)
Denominator:
Weighted-average common stock outstanding	84,244,494	37,825,431
Net loss per share attributable to common stockholders - basic and diluted	$(1.42)	$(2.18)

The Company’s potentially dilutive securities, which include restricted stock units, stock options and common warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at December 31, 2023 and 2022, from the computation of diluted net loss per share attributable to common stockholders.

	As of
	December 31,
	2023	2022
Options to purchase common stock	4,695,619	4,874,047
Restricted stock units	3,867,422	815,509
Warrants to purchase common stock	19,875,618	30,125,618

14. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the years ended December 31, 2023 and 2022, the Company made payments to Alexandria LaunchLabs of approximately $0.1 million under the LaunchLabs Agreement, which was recognized in research and development expenses. As of December 31, 2023 and 2022, there was $8,000 and $0 due to Alexandria LaunchLabs under the LaunchLabs Agreement, respectively, recorded in accounts payable.

15. REVENUE

On January 3, 2023, the Company entered into an Exclusive License and Supply Agreement (the “Advanz Agreement”) with Mercury Pharma Group Limited (trading as Advanz Pharma Holdings) (“Advanz Pharma”). Pursuant to the Advanz Agreement, the Company granted Advanz Pharma the exclusive right and license to commercialize drug products containing AT-007 (also known as govorestat), our proprietary Aldose Reductase Inhibitor (ARI) (the “Licensed Product”), for use in treatment of Sorbitol Dehydrogenase Deficiency (“SORD”) and Galactosemia (each a “Licensed Indication”) in the European Economic Area, Switzerland and the United Kingdom (the “Territory”). The Agreement provides that Applied will perform research and development services prior to and subsequent to marketing authorization and manufacture and supply product for Advanz Pharma. The Company also granted Advanz Pharma a right of negotiation and “most-favored nation” rights with respect to acquiring the European commercialization rights for any additional indications for which the Licensed Product may be developed in the future (or any other products we may develop solely to the extent used for the Licensed Indications).

Advanz Pharma is required to use commercially reasonable efforts to launch and commercialize the Licensed Products in the major markets in the Territory in each Licensed Indication following, and subject to, receipt of marketing authorization therein. Under the Advanz Agreement, Advanz Pharma agreed to pay the Company (i) an upfront payment of EUR 10.0 million (approximately USD $10.7 million), and certain development milestone payments upon clinical trial completion and receipt of marketing authorization in the territory, as well as certain commercial milestone payments, totaling EUR 134 million (approximately USD $142.2 million) in the aggregate, and (ii) royalties of 20% of net sales of the Licensed Product. Such royalty rate will be payable on a country-by-country basis until the later of (i) the expiration of the licensed patents covering the composition of matter of AT-007, or (ii) 10 years after the European Medicines Agency’s grant of marketing authorization for the Licensed Product. The royalties are subject to certain deductions, including certain secondary finishing costs, certain step-in establishment costs and a portion of fees for any potential third-party patent licenses if applicable in the future. Following the initial term of the license, as described above, the royalty rate will be reduced to 10% and shall continue in perpetuity unless the Advanz Agreement is terminated in various circumstances in accordance with its terms. In addition, the Company is entitled to receive cost sharing consideration for post-marketing authorization studies, if applicable.

In accordance with the Company's ASC 606 assessment, Advanz Pharma is considered to be a customer. The Company identified three performance obligations, the exclusive license to commercialize the Licensed Product, the obligations to provide research and development for pre and post-marketing authorization and the obligation to manufacture and supply Advanz Pharma with the Product, at cost (a material right). The Company determined that the upfront payment of EUR 10 million (approximately USD $10.7 million) is the estimated transaction price at contract inception. The performance-based milestone payments, sales-based milestone payments, sales-based royalties, and post-marketing authorization study cost sharing are each determined to be variable consideration that are fully constrained due to the uncertainty of achievement.

At inception of the Advanz Agreement, the Company determined the estimate of standalone selling price for the license performance obligation by using the adjusted market assessment approach. Under this method, the Company forecasted and analyzed Galactosemia and SORD in the European market, the probability of marketing authorization approval as well as considered recent similar license arrangements within the same phase of clinical development, therapeutic area, type of agreement, forecasted sales for the contract period, probability of success and a market discount rate. To estimate the standalone selling price of the research and development services, the Company forecasted its expected costs of satisfying that performance obligation and added an appropriate margin for that service. To estimate the standalone selling price for the manufacturing supply agreement material right, the Company utilized an adjusted market assessment approach. The Company analyzed the discount Advance Pharma is expected to obtain by estimating the material right the customer is receiving for the future purchase of manufacturing and supply services. This estimation utilized the estimated number of patients to be treated per year in the Territory; the estimated volume of bottles per patient required per year; typical margin; probability of success; and discounted at market rate.

The Company allocated the total transaction price to each performance obligation on a relative standalone selling price basis and determined whether revenue should be recognized at a point in time or over time. The Company allocated $9.3 million to the license performance obligation; $1.3 million to the research and development performance obligation; and $0.1 million to the manufacturing and supply material right.

Revenue should be recognized when, or as, an entity satisfies a performance obligation by transferring a promised good or service to a customer, i.e., when the customer obtains control of the good or service. The license granted to Advanz Pharma is being accounted for as a distinct performance obligation. The Advanz Pharma license relates to functional IP for which revenue is recognized at a point in time – in the case of this license agreement, the point in time is at inception of the contract because the customer obtained control of the license and was able to use and benefit from its right to use the intellectual property at that point. The Company recognized the transaction price allocated to the license obligation of $9.3 million as license revenue on its statements of operations for the year ended December 31, 2023.

The research and development services performance obligation under the Advanz Agreement represents a separate performance obligation. The research and development services were provided to Advanz Pharma by the Company from inception of the agreement in January 2023 and will continue through completion of post marketing authorization approval studies. Revenue related to the research and development services performance obligation was recognized as services were performed based on the costs incurred through December 31, 2023, as a percentage of the estimated total costs to be incurred for this performance obligation. The Company recognized $0.7 million of revenue during year ended December 31, 2023, and had deferred revenue of $0.5 million related to the research and development performance obligation at December 31, 2023. The Company expects to recognize this deferred revenue over the next three years. Operating expenses for costs incurred pursuant to this arrangement are reported in their respective expense line items in the Statements of Operations, net of any payments due to or reimbursements due from Advanz, with such reimbursements being recognized at the time the party becomes obligated to pay.

The manufacturing supply agreement material right performance obligation provided to Advanz Pharma by the Company resulted in an allocation of the transaction price and resulting deferred revenue as of contract inception and December 31, 2023, of approximately $0.1 million. Revenue associated with this performance obligation will be recognized when Advanz Pharma buys supply from the Company after regulatory approval or upon expiration of the material right.

16. SUBSEQUENT EVENTS

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, other than as disclosed within the above notes to financial statements, and except as described below.

ATM Offering

On January 31, 2024, the Company sold an additional 1,000,000 shares of the company’s common stock pursuant to the Leerink ATM Agreement with an average sale price of $3.13 per share, resulting in net proceeds of $3.0 million, after deducting underwriting discounts, commissions and offering expenses.

On February 16, 2024, the Company sold an additional 2,000,000 shares of the company’s common stock pursuant to the Leerink ATM Agreement with an average sale price of $4.90 per share, resulting in net proceeds of $9.5 million, after deducting underwriting discounts, commissions and offering expenses.

Warrant Exercises

In February 2024, warrant holders exercised 4,025,000 Common Warrants on a cash basis and received 4,025,000 shares of common stock. The Company received $4.0 million in cash proceeds for the exercise of these Common Warrants.

In January 2024, warrant holders exercised 1,706,976 Pre-Funded Warrants on a cashless basis and received 1,706,285 shares of common stock.

March 2024 Private Placement

On March 1, 2024, the Company completed its sale of a total of 12,285,714 shares of the Company’s common stock, at a purchase price of $7.00 per share, and 2,000,000 Pre-Funded Warrants to purchase common stock, at a purchase price of $6.999 per Pre-Funded Warrant, in a private placement to a select group of accredited investors, pursuant to a Securities Purchase Agreement, dated as of February 27, 2024, by and between the Company and the purchasers named therein (the “2024 Purchasers”). The Private Placement resulted in gross proceeds to the Company of approximately $100 million, before deducting placement agent commissions and other offering expenses.

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

The Securities have the benefit of the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of February 27, 2024, by and among the Company and the 2024 Purchasers, requiring the Company to prepare and file a registration statement with the SEC as soon as reasonably practicable, but in no event later than March 28, 2024. the Filing Deadline, and to use commercially reasonable efforts to have the registration statement declared effective within 30 days of the Filing Deadline, subject to extension under the terms of the Registration Rights Agreement. The Company intends to use the net proceeds to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31,2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, due to the material weakness in our internal control over financial reporting described below.

After giving full consideration to the material weakness, and the additional analyses and other procedures that we performed to ensure that preparation and fair presentation of our financial statements included in this Annual Report, our management and the board of directors have concluded that such financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to ensure that information and communication flows are effective, and to monitor performance, including performance of internal control procedures.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management believes that our internal control over financial reporting was not effective as of December 31, 2023, due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described below and in Part II, Item 1A. of this Annual Report on Form 10-K, in connection with the audit of our financial statements for the year ended December 31, 2023, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process. Specifically, there were deficiencies in the design and operation of internal controls over the review of complex accounting issues involving significant judgment or estimates with respect to certain transactions.

Plan for Remediation of Material Weakness

Management is implementing enhanced internal controls to remediate the material weakness. The remediation plan includes engaging additional technical resources, enhancement of our review of new agreements to confirm appropriate understanding of the terms, as well as implementation of a control designed to evaluate and monitor and where necessary, document, at inception, the appropriate accounting treatment.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts related to the material weakness discussed above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B.      OTHER INFORMATION.

None.

ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the information that will be contained in our 2024 Proxy Statement under the captions “Proposal 1 - Election of Directors,” “Principal Stockholders,” “Proposal 2 – Ratification of Independent Registered Public Accounting Firm” and “Audit Committee Report.”

ITEM 11.      EXECUTIVE AND DIRECTOR COMPENSATION.

The information required by Item 11 is incorporated by reference to the information that will be contained in our 2024 Proxy Statement under the captions “Executive and Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Named Executives,” “Summary Compensation Table,” “Equity Incentive Plans,” “Non-Employee Director Compensation,” “Stock Option Grants,” “Outstanding Equity Awards at Fiscal Year-End,” “Health and Welfare Retirement Benefits,” and “Potential Payments and Benefits Upon Termination or Change-in-Control.”

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the information that will be contained in our 2024 Proxy Statement under the caption “Principal Stockholders.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the information that will be contained in our 2024 Proxy Statement under the caption “Certain Relationships and Transactions.”

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the information that will be contained in our 2024 Proxy Statement under the caption “Independent Registered Public Accounting Firm”.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report

1. Financial Statements:
The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report:

Item	Page
Report of Independent Registered Public Accounting Firm PCAOB Firm ID: 00042	F-1
Balance Sheets as of December 31, 2023 and 2022	F-2
Statements of Operations for the years ended December 31, 2023 and 2022	F-3
Statements of Comprehensive Loss for the years ended December 31, 2023 and 2022	F-4
Statement of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2023 and 2022	F-5
Statements of Cash Flows for the years ended December 31, 2023 and 2022	F-6
Notes to Financial Statements	F-7

2. Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K
The information required by this Item is set forth on the exhibit index that follows the signature page of this Annual Report.

EXHIBIT INDEX

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1+	Amended and Restated Certificate of Incorporation of the Registrant, as amended.	10-K	001-38898	3.1	March 23, 2023

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-38898	3.1	October 28, 2022

3.3+	Amended and Restated Bylaws of the Registrant.	10-K	001-38898	3.3	March 23, 2023

4.1+	Registration Rights Agreement, dated November 7, 2019, by and among the Registrant and the Purchasers.	8-K	001-38898	10.2	November 12, 2019

4.2+	Form of Common Stock Certificate of the Registrant.	10-Q	001-38898	4.1	August 12, 2019

4.3+	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated November 5, 2018.	S-1/A	333-230838	4.2	April 29, 2019

4.4+	Form of Warrant, issued to affiliates of Brookline Capital Markets, a division of CIM Securities, LLC on March 13, 2017.	S-1/A	333-230838	4.3	April 29, 2019

4.5+	Form of Warrant, issued to affiliates of Brookline Capital Markets, a division of CIM Securities, LLC on November 5, 2018.	S-1/A	333-230838	4.4	April 29, 2019

4.6+	Form of Warrant, issued to affiliates of Brookline Capital Markets, a division of CIM Securities, LLC on April 9, 2019.	S-1/A	333-230838	4.5	April 29, 2019

4.7+	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-38898	4.1	June 27, 2022

4.8+	Form of Common Warrant to Purchase Common Stock	8-K	001-38898	4.2	June 27, 2022

4.9+	Form of Pre-Funded Common Stock Purchase Warrant.	8-K	001-38898	4.1	April 24, 2023

4.10+	Description of securities registered under Section 12 of the Exchange Act.	10-K	001-38898	4.7	March 13, 2020

10.1*+	Forms of Indemnity Agreement by and between the Registrant and its directors and executive officers.	S-1/A	333-230838	10.1	April 29, 2019

10.2*+	2019 Equity Incentive Plan, as amended.	S-1/A	333-230838	10.2	April 29, 2019

10.3*+	Forms of Option Grant Notice and Option Agreement under 2019 Equity Incentive Plan.	S-1/A	333-230838	10.3	April 29, 2019

10.4*+	Form of Restricted Stock Unit Grant Notice and Unit Award Agreement under 2019 Equity Incentive Plan.	S-1/A	333-230838	10.4	April 29, 2019

10.5*+	2016 Equity Incentive Plan, as amended.	S-1/A	333-230838	10.5	April 29, 2019

10.6*+	Forms of Stock Option Agreement under the 2016 Equity Incentive Plan, as amended.	S-1/A	333-230838	10.6	April 29, 2019

10.7*+	2019 Employee Stock Purchase Plan	S-1/A	333-230838	10.7	April 29, 2019

10.8†+	Exclusive License Agreement by and between the Registrant and The Trustees of Columbia University in the City of New York, dated October 26, 2016.	S-1	333-230838	10.11	April 12, 2019

10.9†	Exclusive License Agreement by and between the Registrant and Mercury Pharma Group Limited, dated January 3, 2023.	10-K	001-38898-	10.9	March 23, 2023

10.10*+	Employment Agreement, by and between the Registrant and Riccardo Perfetti, dated August 28, 2019.	10-Q	001-38898	10.1	November 13, 2019

10.11*	Employment Agreement, by and between the Registrant and Shoshana Shendelman, dated March 9, 2020.	10-K	001-38898	10.13	March 13, 2020

10.12*	Amendment to Employment Agreement, by and between the Registrant and Riccardo Perfetti, dated March 9, 2020.	10-K	001-38898	10.14	March 13, 2020

10.13*	Employment Agreement, by and between Applied Therapeutics, Inc. and Les Funtleyder, dated November 17, 2023.	8-K	001-38898	10.1	November 17, 2023

10.14*+	Employment letter, by and between Applied Therapeutics, Inc. and Constantine Chinoporos, dated December 28, 2023.	8-K	001-38898	10.1	December 29, 2023

10.15+	Securities Purchase Agreement, dated April 23, 2023, by and among the Company and the 2023 Purchasers.	8-K	001-38898	10.1	April 24, 2023

10.16+	Registration Rights Agreement, dated April 23, 2023, by and among the Company and the 2023 Purchasers.	8-K	001-38898	10.2	April 24, 2023

10.17+	Exchange Agreement, dated as of October 12, 2023, between Applied Therapeutics, Inc. and Venrock Healthcare Capital Partners EG, L.P., Venrock Healthcare Capital Partners III, L.P. and VHCP Co-Investment Holdings III, LLC.	8-K	001-38898	10.1	October 13, 2023

10.18+	Securities Purchase Agreement, dated February 27, 2024, by and among the Company and the 2024 Purchasers	8-K	001-38898	10.1	February 29, 2024

10.19+	Registration Rights Agreement, dated February 27, 2024, by and among the Company and the 2024 Purchasers	8-K	001-38898	10.2	February 29, 2024

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Shoshana Shendelman, President and Chief Executive Officer (Principal Executive Officer).

31.2	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Leslie Funtleyder, Chief Financial Officer (Principal Financial Officer).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.

97.1*	Applied Therapeutics, Inc. Clawback Policy

101.INS	Inline XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extensions Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Indicates a management contract or compensatory plan.

† Portions of this exhibit have been omitted.

+ Previously filed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Applied Therapeutics, Inc.

Dated: March 6, 2024	/s/ Shoshana Shendelman
Name: Shoshana Shendelman, Ph.D.
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on the 6th of March 2024.

Name	Title	Date

/s/ Shoshana Shendelman	Chair of the Board	March 6, 2024
President and Chief Executive Officer
Shoshana Shendelman, Ph.D.	(Principal Executive Officer)

/s/ Les Funtleyder	Chief Financial Officer	March 6, 2024
Les Funtleyder	(Principal Accounting Officer and Principal Financial Officer)

/s/ Les Funtleyder	Director	March 6, 2024
Les Funtleyder

/s/ Teena Lerner	Director	March 6, 2024
Teena Lerner, Ph.D.

/s/ Stacy Kanter	Director	March 6, 2024
Stacy Kanter

/s/ Joel S. Marcus	Director	March 6, 2024
Joel S. Marcus

/s/ Jay S. Skyler	Director	March 6, 2024
Jay S. Skyler, M.D., MACP