Form 10-Q
period 2024-03-31
Applied Therapeutics, Inc.
filed 2024-05-09
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the registrant had 114,267,382 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	As of	As of
	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$146,484	$49,898
Security deposits and leasehold improvements	253	254
Prepaid expenses and other current assets	4,169	4,234
Total current assets	150,906	54,386
Operating lease right-of-use asset	328	447
TOTAL ASSETS	$151,234	$54,833
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$308	$429
Accounts payable	4,019	1,742
Accrued expenses and other current liabilities	14,641	15,286
Warrant liabilities	64,937	53,725
Total current liabilities	83,905	71,182
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	35	38
Clinical holdback - long-term portion	—	759
Total noncurrent liabilities	35	797
Total liabilities	83,940	71,979
STOCKHOLDERS’ EQUITY/(DEFICIT):
Common stock, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 114,241,803 shares issued and outstanding as of March 31, 2024 and 84,869,832 shares issued and outstanding as of December 31, 2023	11	8
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	619,807	451,432
Accumulated deficit	(552,524)	(468,586)
Total stockholders' equity/(deficit)	67,294	(17,146)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$151,234	$54,833

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
REVENUE:
License revenue	$—	$10,660
Research and development services revenue	190	—
Total revenue	190	10,660
COSTS AND EXPENSES:
Research and development	12,217	15,935
General and administrative	9,066	5,583
Total costs and expenses	21,283	21,518
LOSS FROM OPERATIONS	(21,093)	(10,858)
OTHER (EXPENSE) INCOME, NET:
Interest income	586	221
Change in fair value of warrant liabilities	(63,405)	469
Other expense	(26)	31
Total other (expense) income, net	(62,845)	721
Net loss	$(83,938)	$(10,137)
Net loss per share attributable to common stockholders—basic and diluted	$(0.67)	$(0.18)
Weighted-average common stock outstanding—basic and diluted	125,318,993	56,357,983

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net Loss	$(83,938)	$(10,137)
Other comprehensive loss, net of tax
Unrealized loss on marketable securities	—	(51)
Other comprehensive loss, net of tax	—	(51)
Comprehensive loss, net of tax	$(83,938)	$(10,188)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ Equity/(Deficit)

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2023	48,063,358	$5	$352,828	$(348,823)	$51	$4,061
Restricted Stock Units released for common stock issued under Equity Incentive Plan	50,203	—	—	—	—	—
Stock-based compensation expense	—	—	2,055	—	—	2,055
Net loss	—	—	—	(10,137)	—	(10,137)
Other comprehensive income (loss)	—	—	—	—	(51)	(51)
BALANCE, March 31, 2023	48,113,561	5	354,883	(358,960)	—	(4,072)

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ (Deficit)/Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Total
	Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)/Equity
BALANCE, January 1, 2024	84,869,832	$8	$451,432	$(468,586)	$(17,146)
Issuance of common stock and prefunded warrants, net of issuance costs of $8.2 million	15,285,714	2	104,746	—	104,748
Exercise of common warrants	9,025,000	1	61,217	—	61,218
Exercise of prefunded warrants	4,206,285	—	—	—	—
Exercise of stock options	32,290	—	33	—	33
Restricted Stock Units released for common stock issued under Equity Incentive Plan	822,682	—	—	—	—
Stock-based compensation expense	—	—	2,379	—	2,379
Net loss	—	—	—	(83,938)	(83,938)
BALANCE, March 31, 2024	114,241,803	$11	$619,807	$(552,524)	$67,294

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(83,938)	$(10,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,379	2,055
Amortization of insurance premium	384	766
Amortization of operating lease right-of-use assets	119	114
Amortization of leasehold improvements	1	—
Change in operating lease liability	(124)	(117)
Change in fair value of warrant liabilities	63,405	(469)
Changes in operating assets and liabilities:
Prepaid expenses	(319)	(184)
Accounts payable	527	1,021
Accrued expenses and other current liabilities	(586)	(109)
Other liabilities	(759)	70
Net cash used in operating activities	(18,911)	(6,990)
INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	—	4,944
Proceeds from maturities of available-for-sale securities	—	8,928
Net cash provided by investing activities	—	13,872
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	106,750	—
Repayments of short-term borrowings	(311)	(622)
Exercise of common warrants	9,025	—
Exercise of stock options	33	—
Net cash provided by (used in) financing activities	115,497	(622)
NET INCREASE IN CASH AND CASH EQUIVALENTS	96,586	6,260
Cash and cash equivalents at beginning of period	49,898	16,657
Cash and cash equivalents at end of period	$146,484	$22,917
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Offering costs in accrued expenses	$252	$—
Offering costs in accounts payable	$1,750	—
Conversion of warrant liabilities to equity for warrant exercises	$52,193	$—
Unrealized loss on marketable securities	$—	$(51)

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

The accompanying unaudited condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2023, included in the Annual Report, filed with the SEC on March 6, 2024 (the “Annual Report”).

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of March 31, 2024, results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Liquidity and Going Concern

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. As of March 31, 2024, financing through the Company’s March 2024 Private Placement, Leerink ATM Agreement and warrant exercises has resulted in net proceeds of $113.8 million, after deducting placement agent commissions and other offering expenses (see Note 7 and Note 8). The Company continues to actively pursue several potential long-term financing options, including equity capital, debt, convertible debt, and synthetic royalty financing. Additionally, the Company is in active dialogue with several potential partners regarding business development opportunities related to one or more of its programs. There can be no assurances that the Company’s discussions with any of the current counterparties will be successful, and the Company expects to continue to pursue additional opportunities.

As reflected in the accompanying financial statements, the Company incurred a net loss of $83.9 million for the three months ended March 31, 2024, and has an accumulated deficit of $552.5 million as of March 31, 2024. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe provides a source of capital to the Company based on clinical and regulatory milestones. The Company received a $10.7 million upfront payment from Advanz Pharma in January 2023 in conjunction with signing the agreement. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals and potential revenues. However, there are no guarantees that this will materialize timely or at all, and delays or unexpected data could disrupt this potential liquidity. Broadly, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The Company currently expects that its existing cash and cash equivalents of $146.5 million as of March 31, 2024, will fund its operating expenses and capital requirements for at least twelve months from the date this Quarterly Report on Form 10-Q is issued.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024.

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

During the three months ended March 31, 2024 and 2023, the Company recorded $0.1 million in expense related to the Columbia Agreements. In aggregate, the Company has incurred $3.0 million in expense from the execution of the Columbia Agreements through March 31, 2024.

As of March 31, 2024, the Company had $28,000 due to Columbia University included in accrued expenses and no amounts in accounts payable. As of December 31, 2023, the Company had $29,000 due to Columbia University included in accrued expenses and no amounts in accounts payable.

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

The Company recorded $0.2 million and $25,000 in research and development expense related to the Miami License Agreement during the three months ended March 31, 2024, and 2023, respectively.

As of March 31, 2024, the Company had $0.6 million due to UM included in accrued expenses relating to the 2020 Miami License Agreement. As of December 31, 2023, the Company had $0.4 million due to UM included in accrued expenses relating to the 2020 Miami License Agreement.

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

During the three months ended March 31, 2024, and 2023, the Company recorded no research and development expense in relation to the 2020 Miami Research Agreement.

As of March 31, 2024, there are no amounts recorded as accrued expenses related to the 2020 Miami Research Agreement. As of December 31, 2023, the Company had $0.1 million in accrued expenses relating to the 2020 Miami Research Agreement.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of March 31, 2024, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report.

	As of March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$121,473	$—	$—	$121,473
Money market funds	25,011	—	—	25,011
Total cash and cash equivalents	$146,484	$—	$—	$146,484
Total financial assets measured at fair value on a recurring basis	$146,484	$—	$—	$146,484
Warrant liabilities - Common Warrants	—	—	64,937	64,937
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$64,937	$64,937

The following tables summarize, as of December 31, 2023, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

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

On June 27, 2022, the Company issued 30,000,000 warrants to purchase shares of common stock (the “Common Warrants”) and 10,000,000 pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”) in connection with the June 2022 Offering (see Note 7 for more information on the June 2022 Offering). The Common Warrants were accounted for as liabilities under ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”), as these warrants provide for a settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. The Pre-Funded Warrants were initially recorded at fair value as a liability as the Company could be required to settle the Pre-Funded Warrants in cash under certain circumstances. In December 2022, the Company amended the Pre-Funded Warrants to remove the potential requirement that they could be settled in cash under certain circumstances. Upon the amendment to the Pre-Funded Warrants, the Pre-funded Warrants liability was reclassified to equity, using their fair value as of the amendment date.

The Common Warrant liabilities were measured at fair value at inception and are then subsequently measured at on a recurring basis, with changes in fair value recognized in other income (expense) within the Company’s statement of operations.

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

The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions included below as of March 31, 2024 and December 31, 2023.

	March 31,	December 31,
	2024	2023
Expected term (in years)	2.2	2.4
Volatility	112.02%	109.46%
Risk-free interest rate	4.75%	4.32%
Dividend yield	0.00%	0.00%

As of March 31, 2024 and December 31, 2023, the Company utilized a probability-weighted approach that considered the probability of a change in control at the Company in the Black-Scholes option pricing model, whereby a 20% probability of change in control was used for years two and three and a 5% probability was used for years four and five in the term of the agreements.

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

Warrant Liabilities
Balance as of January 1, 2024	$53,725
Warrants exercised	(52,193)
Change in fair value	63,405
Balance as of March 31, 2024	$64,937

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

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Prepaid research and development expenses	$3,338	$2,880
Insurance premium asset	182	566
Prepaid commercial and patient advocacy	32	284
Research and development tax credit receivable	262	262
Other prepaid expenses and current assets	355	242
Total prepaid expenses & other current assets	$4,169	$4,234

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Accrued pre-clinical and clinical expenses	$8,991	$10,142
Short-term insurance financing note	—	310
Deferred revenue	477	667
Accrued professional fees	1,240	1,307
Accrued compensation and benefits	565	2,066
Accrued commercial expenses	1,370	19
Accrued patent expenses	605	396
Other	1,393	379
Total accrued expenses & other current liabilities	$14,641	$15,286

6. STOCK-BASED COMPENSATION

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

As of March 31, 2024, there were 676,866 shares of common stock available for issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Research and development	$992	$862
General and administrative	1,387	1,193
Total stock-based compensation expense	$2,379	$2,055

Stock Option Activity

During the three months ended March 31, 2024, the Company did not grant any stock options. For the three months ended March 31, 2024 and 2023, amortization of stock compensation of options amounted to $0.8 million and $1.6 million, respectively. As of March 31, 2024 and 2023, the total unrecognized stock-based compensation expense for unvested options was $1.9 million and $6.4 million, respectively, which is expected to be recognized over 1.5 years and 2.1 years, respectively.

The following table summarizes the information about stock options outstanding at March 31, 2024:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2023	4,695,619	$2.01	5.9	$7,875
Options granted	—	—
Options exercised	(32,290)	1.05
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2024	4,663,329	$2.01	5.1	$22,318

Exercisable at March 31, 2024	4,371,160	$2.08	5.1	$20,638
Nonvested at March 31, 2024	292,169	$1.05	7.5	$1,680

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at March 31, 2024. The intrinsic value of stock options exercised during the three months ended March 31, 2024 was $0.2 million. There were no stock options exercised during the three months ended March 31, 2023. The total grant-date fair value of stock options vested during the three months ended March 31, 2024 and March 31, 2023 was $36,000 and $0.1 million, respectively.

Restricted Stock Unit Activity

During the three months ended March 31, 2024, the Company granted 530,000 restricted stock units (“RSUs”). For the three months ended March 31, 2024 and 2023, amortization of stock compensation of RSUs amounted to $1.6 million and $0.5 million, respectively. As of March 31, 2024 and 2023, the unamortized compensation costs associated with non-vested restricted stock awards were $18.2 million and $5.5 million, respectively, with a weighted-average remaining amortization period of 3.0 years.

The following table summarizes the information about restricted stock units outstanding at March 31, 2024:

		Weighted-Average
		Grant Date
(in thousands, except for share data)	Shares	Fair Value
Outstanding at December 31, 2023	6,917,422	$2.35
Awarded	530,000	6.75
Released	(822,682)	1.25
Forfeited	—	—
Outstanding at March 31, 2024	6,624,740	$3.05
Nonvested at March 31, 2024	6,533,180	$3.01

Weighted Average Remaining Recognition Period (in years)	3.0

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of March 31, 2024, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

7. STOCKHOLDERS’ EQUITY

As of March 31, 2024, and December 31, 2023, the authorized capital stock of the Company consisted of 200,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share, respectively.

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

As of March 31, 2024, the Company has sold an aggregate of 20,615,976 shares of the company’s common stock, pursuant to the Leerink ATM Agreement with an average sale price of $3.36 per share, resulting in net proceeds of $49.3 million, after deducting underwriting discounts, commissions and offering expenses. The Company intends to use the net proceeds from the Leerink ATM to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

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

March 2024 Private Placement

On March 1, 2024, the Company completed its sale of a total of 12,285,714 shares of the Company’s common stock, at a purchase price of $7.00 per share, and 2,000,000 Pre-Funded Warrants to purchase common stock, at a purchase price of $6.999 per Pre-Funded Warrant, in a private placement to a select group of accredited investors (the “March 2024 Private Placement”), pursuant to a Securities Purchase Agreement, dated as of February 27, 2024, by and between the Company and the purchasers named therein (the “2024 Purchasers”). The Private Placement resulted in net proceeds to the Company of approximately $92.3 million, before deducting placement agent commissions and other offering expenses.

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

8. WARRANTS

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

Warrants Issued with the 2018 Notes

On January 18, 2018, the Company entered into a placement agent agreement through which it became obligated to issue common stock warrants in connection with the issuance of convertible promissory notes, issued on February 5, 2018 (the “2018 Notes”). The obligation to issue the 2018 Notes Warrants was recorded as a liability at its fair value, (see Note 3), which was initially $0.1 million, and was included in the issuance costs of the 2018 Notes. On November 5, 2018, in connection with the extinguishment of the 2018 Notes into shares of Series B Preferred Stock, the Company issued the 2018 Notes Warrants, which were equity-classified warrants upon issuance, to purchase 76,847 shares of common stock, valued at $0.3 million. The exercise price of the 2018 Notes Warrants resets each time the Company issues common stock with an issue price less than the exercise price of the Warrants. The 2018 Notes Warrants vested immediately upon issuance and expire on November 4, 2028. The exercise price of the 2018 Notes Warrants was $3.98 and $3.99 per share as of March 31, 2024 and December 31, 2023, respectively.

Warrants Issued with Series B Preferred Stock

In November and December 2018, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue equity-classified warrants to purchase 72,261 shares of common stock (collectively the “2018 Warrants”), valued in the aggregate at $0.2 million, which was included in the issuance costs for the Series B Preferred Stock. The exercise price of the warrants resets each time the Company issues common stock with an issue price less than the exercise price of the warrants. The warrants vested immediately upon issuance and expire 10 years from the date of issuance. The exercise price of the warrants was $4.84 and $4.86 per share as of March 31, 2024, and December 31, 2023, respectively.

The fair value of the 2018 Warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Contractual term (in years)	10.0
Volatility	73.22%
Risk-free interest rate	2.70%
Dividend yield	0.00%

In February 2019, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue warrants to purchase 23,867 shares of common stock (collectively the “2019 Warrants”), valued in the aggregate at $0.1 million, which was included in the issuance costs for the Series B Preferred Stock. The exercise price of the warrants resets each time the Company issues common stock with an issue price less than the exercise price of the warrants. The warrants vested immediately upon issuance and expire 10 years from the date of issuance. The exercise price of the warrants was $4.84 and $4.86 per share as of March 31, 2024, and December 31, 2023, respectively.

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

The June 2022 Pre-Funded Warrants were initially recorded at fair value as a liability as the Company could be required to settle the Pre-Funded Warrants in cash in the event of an acquisition of the Company under certain circumstances. In December 2022, the Company amended the Pre-Funded Warrants to remove the potential requirement that they could be settled in cash under certain circumstances. Beginning December 31, 2023, the Pre-funded Warrants are recorded as equity, using their fair value as of the amendment date.

As of March 31, 2024, warrant holders exercised 8,500,000 Pre-Funded Warrants on a cash basis and received 8,500,000 shares of common stock. The Company received $850 in cash proceeds for the exercise of these Pre-Funded Warrants.

As of March 31, 2024, the Company had 1,500,000 Pre-Funded Warrants from the June 2022 offering outstanding with a weighted average exercise price of $0.0001 per share and an average contractual life of 5 years.

The Common Warrants were accounted for as liabilities under ASC 815-40, as these warrants provide for a settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. These warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

As of March 31, 2024, warrant holders exercised 19,275,000 Common Warrants on a cash basis and received 19,725,000 shares of common stock. The Company received $19.3 million in cash proceeds for the exercise of these Common Warrants.

As of March 31, 2024, the Company had 10,725,000 Common Warrants outstanding with a weighted average exercise price of $1.00 per share and an average contractual life of 5 years.

The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions included below as of March 31, 2024 and December 31, 2023.

	March 31,	December 31,
	2024	2023
Expected term (in years)	2.2	2.4
Volatility	112.02%	109.46%
Risk-free interest rate	4.75%	4.32%
Dividend yield	0.00%	0.00%

Warrants Issued with April 2023 Private Placement

On April 23, 2023, in connection with the sale and issuance of common stock as part of the April 2023 Private Placement, the Company issued 22,000,000 Pre-Funded Warrants at an exercise price of $0.001 per share. Each share of common stock was sold at a public offering price of $0.946, less underwriting discounts and commissions, and each Pre-Funded Warrant was sold at a public offering price of $0.945, less underwriting discounts and commissions, pursuant to a Securities Purchase Agreement, dated as of April 23, 2023, by and between the Company and the Purchasers.

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

As of March 31, 2024, warrant holders exercised 1,706,976 Pre-Funded Warrants on a cashless basis and received 1,706,285 shares of common stock.

As of March 31, 2024, the Company had 20,293,024 Pre-Funded Warrants from the April 2023 private placement outstanding with a weighted average exercise price of $0.001 per share. The pre-funded warrants do not have an expiration date.

Warrants Issued with March 2024 Private Placement

On March 1, 2024, in connection with the sale and issuance of common stock as part of the March 2024 Private Placement, the Company issued 2,000,000 Pre-Funded Warrants at an exercise price of $0.001 per share. Each share of common stock was sold at a public offering price of $7.00, less underwriting discounts and commissions, and each Pre-Funded Warrant was sold at a public offering price of $6.999, less underwriting discounts and commissions, pursuant to a Securities Purchase Agreement, dated as of February 27, 2024, by and between the Company and the Purchasers.

The Pre-Funded Warrants are immediately exercisable from the date of issuance and do not have an expiration date. They have an exercise price of $0.001. Holders may not exercise any Pre-Funded Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of the Company’s outstanding common stock immediately after exercise. The Pre-Funded Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to the Company’s stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such transaction. The Pre-Funded Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. The March 2024 pre-funded warrants were classified as equity.

As of March 31, 2024, the Company had 2,000,000 Pre-Funded Warrants from the March 2024 private placement outstanding with a weighted average exercise price of $0.001 per share. The pre-funded warrants do not have an expiration date.

A summary of the Company’s outstanding pre-funded and common stock warrants as of March 31, 2024 is as follows:

	Equity Classified	Liability Classified	Total
	Warrants	Warrants	Warrants
Outstanding as of January 1, 2024	31,783,652	19,750,000	51,533,652
Warrants granted and issued	2,000,000	—	2,000,000
Warrants exercised	(4,206,976)	(9,025,000)	(13,231,976)
Common stock exchanged for prefunded warrants	—	—	—
Outstanding as of March 31, 2024	29,576,676	10,725,000	40,301,676

9. LEASES

The following table summarizes the Company’s lease related costs for the three months ended March 31, 2024 and 2023:

		Three Months Ended
(in thousands)		March 31,
Lease Cost	Statement of Operations Location	2024	2023
Operating Lease Cost	General and administrative	$127	$126
Total lease cost		$127	$126

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Three Months Ended
	March 31,	March 31,
Other Information	2024	2023
Weighted-average remaining lease term
Operating leases	0.9 years	1.6 years
Weighted-average discount rate
Operating leases	7.16%	5.69%

The following table summarizes the maturities of lease liabilities as of March 31, 2024:

Operating
Year	(in thousands)
2024	315
2025	23
Thereafter	20
Total lease payments	358
Less: interest	15
Total lease liabilities	$343

10. INCOME TAXES

During the three months ended March 31, 2024 and the year ended December 31, 2023, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

11. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made approximately $0.2 million in matching contributions to the plan during the three months ended March 31, 2024, and 2023.

12. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of shares of common stock outstanding during the period which includes shares issuable under pre-funded warrants agreements for little consideration.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three months ended March 31, 2024 and 2023, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per common share for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands, except for share data)	2024	2023
Numerator:
Net loss	$(83,938)	$(10,137)
Denominator:
Weighted-average common stock outstanding	125,318,993	56,357,983
Net loss per share attributable to common stockholders - basic and diluted	$(0.67)	$(0.18)

The Company’s potentially dilutive securities, which include restricted stock units, stock options, and common warrants, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding for the three months ended March 31, 2024 and 2023, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of
	March 31,
	2024	2023
Options to purchase common stock	4,663,329	4,839,097
Restricted stock units	6,624,740	3,333,898
Warrants to purchase common stock	10,850,618	38,375,618

13. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three months ended March 31, 2024 and 2023, the Company made payments to Alexandria LaunchLabs of approximately $33,000 and $23,000, respectively, under the LaunchLabs Agreement, which was recognized in research and development expenses. As of March 31, 2024, there was no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement. As of December 31, 2023, there was $8,000 due to Alexandria LaunchLabs under the LaunchLabs Agreement.

14. REVENUE

License Agreement with Advanz Pharma

On January 3, 2023, the Company entered into an Exclusive License and Supply Agreement (the “Advanz Agreement”) with Mercury Pharma Group Limited (trading as Advanz Pharma Holdings) (“Advanz Pharma”). Pursuant to the Advanz Agreement, the Company granted Advanz Pharma the exclusive right and license to commercialize drug products containing AT-007 (also known as govorestat), our proprietary Aldose Reductase Inhibitor (ARI) (the “Licensed Product”), for use in treatment of Sorbitol Dehydrogenase Deficiency (“SORD”) and Galactosemia (each a “Licensed Indication”) in the European Economic Area, Switzerland and the United Kingdom (the “Territory”). The Agreement provides that the Company will perform research and development services prior to and subsequent to marketing authorization and manufacture and supply product for Advanz Pharma. The Company also granted Advanz Pharma a right of negotiation and “most-favored nation” rights with respect to acquiring the European commercialization rights for any additional indications for which the Licensed Product may be developed in the future (or any other products we may develop solely to the extent used for the Licensed Indications).

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

Revenue should be recognized when, or as, an entity satisfies a performance obligation by transferring a promised good or service to a customer, i.e., when the customer obtains control of the good or service. The license granted to Advanz Pharma is being accounted for as a distinct performance obligation. The Advanz Pharma license relates to functional IP for which revenue is recognized at a point in time – in the case of this license agreement, the point in time is at inception of the contract because the customer obtained control of the license and was able to use and benefit from its right to use the intellectual property at that point. The Company recognized the transaction price allocated to the license obligation of $10.7 million as license revenue on its statements of operations for the three months ended March 31, 2023.

As of December 31, 2023, the Company made certain immaterial adjustments, which resulted in the Company allocating $9.3 million to the license performance obligation; $1.3 million to the research and development performance obligation; and $0.1 million to the manufacturing and supply material right.

The research and development services performance obligation under the Advanz Agreement represents a separate performance obligation. The research and development services were provided to Advanz Pharma by the Company from inception of the agreement in January 2023 and will continue through completion of post marketing authorization approval studies. Revenue related to the research and development services performance obligation was recognized as services were performed based on the costs incurred through March 31, 2024, as a percentage of the estimated total costs to be incurred for this performance obligation. The Company recognized $0.2 million of revenue during the three months ended March 31, 2024. The Company had deferred revenue of $0.4 million and $0.5 million related to the research and development performance obligation at March 31, 2024 and December 31, 2023, respectively. The Company expects to recognize the deferred revenue as of March 31, 2024, over the next twelve months. Operating expenses for costs incurred pursuant to this arrangement are reported in their respective expense line items in the Statements of Operations, net of any payments due to or reimbursements due from Advanz, with such reimbursements being recognized at the time the party becomes obligated to pay.

The manufacturing supply agreement material right performance obligation provided to Advanz Pharma by the Company resulted in an allocation of the transaction price and resulting deferred revenue as of contract inception and March 31, 2024 and December 31, 2023, of approximately $0.1 million. Revenue associated with this performance obligation will be recognized when Advanz Pharma buys supply from the Company after regulatory approval or upon expiration of the material right.

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

We submitted a New Drug Application (NDA) in December 2023 to the US FDA, and the FDA accepted the filing of the NDA for govorestat (AT-007) for the treatment of Classic Galactosemia in February of 2024. The NDA was granted Priority Review status, and the FDA initially assigned a Prescription Drug User Free Act (PDUFA) target action date of August 28, 2024. The FDA also noted that it is planning to hold an advisory committee meeting to discuss the application. In March 2024 the FDA extended the review period for the New Drug Application (NDA) for govorestat (AT-007) for the treatment of Classic Galactosemia by three months, and set a new PDUFA target action date of November 28, 2024. We submitted a Marketing Authorization Application (MAA) to the European Medicines Agency (EMA) in the fourth quarter of 2023, which was subsequently validated and accepted for review in December 2023. The EMA recently granted a 3-month extension to the Day 120 clock stop in order to facilitate submission of additional information to the MAA to support potential approval. The NDA and MAA submission packages include clinical outcomes data from the Phase 3 registrational ACTION-Galactosemia Kids study in children ages 2-17 with Galactosemia, the Phase 1/2 ACTION-Galactosemia study in adult patients with Galactosemia, and preclinical data.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $83.9 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $552.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of March 31, 2024, we had cash and cash equivalents of $146.5 million.

April 2023 Private Placement

On April 26, 2023, we completed the April 2023 Private Placement, in which we sold a total of 9,735,731 shares of common stock, at a purchase price of $0.946 per share, and 22,000,000 Pre-Funded Warrants to purchase common stock, at a purchase price of $0.945 per Pre-Funded Warrant, in a private placement to a select group of accredited investors (the “2023 Purchasers”), pursuant to a Securities Purchase Agreement, dated as of April 23, 2023, by and between us and the 2023 Purchasers. The April 2023 Private Placement resulted in net proceeds to us of approximately $27.5 million, after deducting underwriting discounts, commissions and offering expenses. The Pre-Funded Warrants are immediately exercisable from the date of issuance and do not have an expiration date. They have an exercise price of $0.001. Holders may not exercise any Pre-Funded Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of our outstanding common stock immediately after exercise. The Pre-Funded Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to our stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such transaction. The Pre-Funded Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled.

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

As of March 31, 2024, we had sold an aggregate of 20,615,976 shares of our common stock, pursuant to the Leerink ATM Agreement with an average sale price of $3.36 per share, resulting in net proceeds of $49.3 million, after deducting underwriting discounts, commissions and offering expenses.

Venrock Warrant Exchange

On October 12, 2023, we entered into the Exchange Agreement with entities affiliated with Venrock Healthcare Capital Partners, pursuant to which we exchanged an aggregate of 5,658,034 shares of common stock, owned by the Exchanging Stockholders for pre-funded warrants to purchase an aggregate of 5,658,034 shares of common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.001 per share.

March 2024 Private Placement

On March 1, 2024, we completed the March 2024 Private Placement, during which we sold a total of 12,285,714 common shares, at a purchase price of $7.00 per share, and 2,000,000 Pre-Funded Warrants at a purchase price of $6.999 per Pre-Funded Warrant, in a private placement to a select group of purchasers (the “2024 Purchasers”) pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”). The March 2024 Private Placement resulted in gross proceeds to us of approximately $92.3 million, after deducting placement agent commissions and other offering expenses.

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

The securities issued have the benefit of the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of February 27, 2024, by and among us and the 2024 Purchasers, requiring us to prepare and file a registration statement with the SEC as soon as reasonably practicable, but in no event later March 28, 2024 (the “Filing Deadline”), and to use commercially reasonable efforts to have the registration statement declared effective within 30 days of the Filing Deadline, subject to extension under the terms of the Registration Rights Agreement. We satisfied our obligations under the Registration Rights Agreement by filing a registration statement on Form S-3 on May 12, 2023, which became effective on April 25, 2024. We intend to use the net proceeds to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue clinical development for our product candidates and continue to discover and develop additional product candidates. If any of our product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Historically, we have incurred research and development expenses that primarily relate to the development of AT-007, AT-001 and our ARI program. As we advance our product candidates, we expect to allocate our direct external research and development costs across each of the indications or product candidates. As we progress towards commercialization, we expect to see our research and development costs decrease significantly for those trials.

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Product pipeline research and development expenses
AT-001	$3,471	$6,431
AT-007	5,699	6,746
Personnel-related expenses	1,848	1,700
Stock-based compensation	992	862
Other expenses	207	196
Total research and development expenses	$12,217	$15,935

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

Other (Expense) Income, Net

Other (expense) income, net consists of interest income (expense), net, other (expense) income, net and change in fair value of warrant liabilities. Interest income (expense), net consists primarily of our interest income on our cash and cash equivalents and marketable securities. Other income (expense), net consists primarily of realized gains and losses on sales of marketable securities. Changes in fair value of warrant liabilities consists of mark to market changes on our common warrants that are classified as liabilities.

Results of Operations

Three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
REVENUE:
License revenue	$—	$10,660
Research and development services revenue	190	—
Total revenue	190	10,660
COSTS AND EXPENSES:
Research and development	12,217	15,935
General and administrative	9,066	5,583
Total costs and expenses	21,283	21,518
LOSS FROM OPERATIONS	(21,093)	(10,858)
OTHER (EXPENSE) INCOME, NET:
Interest income	586	221
Change in fair value of warrant liabilities	(63,405)	469
Other expense	(26)	31
Total other (expense) income, net	(62,845)	721
Net loss	$(83,938)	$(10,137)

Revenue

Revenue for the three months ended March 31, 2024, were $0.2 million, compared to $10.7 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, the decrease of $10.5 million was primarily related to:

●	a decrease in license revenue of $10.7 million, is due to the Company not executing any new license arrangements for the three months ended March 31, 2024;
●	an increase in research and development services revenue of $0.2 million is primarily due to amortization of deferred revenue.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023	Increase/(Decrease)
Clinical and pre-clinical	$8,723	$11,816	$(3,093)
Drug manufacturing and formulation	(334)	1,271	(1,605)
Personnel expenses	1,848	1,700	148
Stock-based compensation	992	862	130
Regulatory and other expenses	988	286	702
Total research and development expenses	$12,217	$15,935	$(3,718)

Research and development expenses for the three months ended March 31, 2024, were $12.2 million, compared to $15.9 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, the decrease of $3.7 million was primarily related to:

●	a decrease in clinical and pre-clinical expense of $3.1 million, primarily due to decreased expense related to CROs;
●	a decrease in drug manufacturing and formulation costs of $1.6 million primarily due to near completion of AT-001 and AT-007 studies and release of legacy accruals;
●	an increase in personnel expense of $0.1 million primarily due to salary increases and hiring of executives;
●	an increase in stock-based compensation of $0.1 million due to additional RSU awards being granted; and
●	an increase in regulatory and other expenses of $0.7 million due to near completion of AT-001 and

AT-007.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023	Increase/(Decrease)
Legal and professional fees	$2,708	$1,487	$1,221
Commercial expenses	1,558	143	1,415
Personnel expenses	1,347	1,227	120
Stock-based compensation	1,387	1,192	195
Insurance expenses	427	798	(371)
Other expenses	1,639	736	903
Total general and administrative expenses	$9,066	$5,583	$3,483

General and administrative expenses were $9.1 million for the three months ended March 31, 2024, compared to $5.6 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, the increase of $3.5 million was primarily related to:

●	an increase in legal and professional fees of $1.2 million related to higher external legal fees to support planned commercialization;

●	an increase in commercial expenses of $1.4 million, due to planned commercialization.
●	an increase in personnel expenses of $0.1 million primarily due to salary increases and hiring of executives;
●	an increase in stock-based compensation of $0.2 million due to additional RSU awards being granted;
●	a decrease in insurance expenses of $0.4 million related to decreased insurance costs; and
●	an increase in other expenses of $0.9 million due to an overall increase in data storage costs to support planned commercialization.

Interest Income, Net

Interest income was $0.6 million for the three months ended March 31, 2024, as compared to $0.2 million for the three months ended March 31, 2023. Interest income increased due to higher interest rates and cash balances in the current period.

Change in Fair Value of Warrant Liabilities

Change in the fair value of warrant liabilities was $63.4 million expense for the three months ended March 31, 2024, as compared to a $0.5 million gain for the three months ended March 31, 2023. The change in the fair value of warrant liabilities is primarily related to changes in our common share price.

Other (Expense) Income, Net

Other (expense) income, net expense was a $26,000 loss for the three months ended March 31, 2024, compared to a gain of $31,000 for the three months ended March 31, 2023. The change in other (expense) income related to the sale of all marketable securities in 2023.

Liquidity and Capital Resources

Since our inception and through March 31, 2024, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe is expected to provide a source of capital to the Company based on clinical and regulatory milestones. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals. However, there are no guarantees that this will materialize, and delays or unexpected data could disrupt this potential source of liquidity. Broadly, we have not yet established an ongoing source of product revenue sufficient to cover our operating costs and we are dependent on debt and equity financing to fund our operations. As of March 31, 2024, our cash and cash equivalents were $146.5 million. We believe that our cash and cash equivalents and the projected clinical and regulatory milestone payments expected in fiscal year 2024 from Advanz Pharma will be sufficient to fund our operations into 2026, and potentially beyond if clinical trial completion and marketing authorization in Europe as well as commercial sales milestones materialize in the expected timelines. Additionally, the Priority Review Voucher (PRV), which would be granted upon a potential Galactosemia NDA approval could substantially extend our cash runway.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(18,911)	$(6,990)
Net cash provided by investing activities	—	13,872
Net cash provided by (used in) financing activities	115,497	(622)
Net increase in cash and cash equivalents	$96,586	$6,260

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024, was $18.9 million primarily due to our net losses of $83.9 million, a decrease in accrued expenses and other current liabilities of $0.6. million, a decrease in other liabilities of $0.8 million, a decrease in prepaid expenses of $0.3 million, and a decrease in operating lease liability of $0.1 million. This is partially offset by an increase in fair value of warrant liabilities of $63.4 million, an increase of $2.4 million in non-cash stock-based compensation expense, amortization of insurance premium of $0.4 million, increase in accounts payable of $0.5 million, amortization of operating lease right-of-use assets of $0.1 million and amortization of leasehold improvements of $1,000.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024, was $0 due to sale of investments during 2023.

Net cash provided by investing activities for the three months ended March 31, 2023, was $13.9 million relating to the proceeds from the sale of available-for-sale securities of $4.9 million and maturities of available-for-sale securities of $8.9 million.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $115.5 million, primarily from proceeds from the issuance of shares and pre-funded warrants of $106.8 million as part of the March 2024 private placement and issuance of shares under the Leerink ATM Agreement, and $9.0 million from the exercise of common warrants, $33,000 from exercise of stock options for common stock under the equity incentive plan, partially offset by repayment of short-term borrowings of $0.3 million.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, and cash equivalents of $146.5 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

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

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate gain or loss during the three months ended March 31, 2024. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2024, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Previously Reported Material Weakness

As previously reported in Item 9A of our Annual Report, in connection with the audit of our financial statements for the year ended December 31, 2023, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process. Specifically, there were deficiencies in the design and operation of internal controls over the review of complex accounting issues involving significant judgment or estimates with respect to certain transactions.

Status of Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management implemented enhanced internal controls to remediate the material weakness. The remediation plan included:

●	enhanced review of new agreements, which requires both the preparer and reviewer of technical assessments to review the key terms of new agreements;
●	implemented a control which required all technical assessments to have both a preparer and reviewer;

●	engaged additional third-party technical resources to perform a final review of technical assessments by a subject matter expert;

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level and our previously identified material weakness was fully remediated.

Changes in Internal Control over Financial Reporting.

We have taken the appropriate actions to remediate material weakness relating to internal control over financial reporting as described above. Except as discussed above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $119.8 million and $82.5 million for the years ended December 31, 2023, and 2022, respectively and $83.9 million and $10.1 million for the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $552.5 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2024, our cash and cash equivalents was $146.5 million. We believe that our cash and cash equivalents as of March 31, 2024, and the projected clinical and regulatory milestone payments expected in fiscal year 2024 from Advanz Pharma will be sufficient to fund our operations into 2026, and potentially beyond if drug approvals materialize in the expected timelines. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

For NOLs arising in tax years beginning after December 31, 2017, the Code limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising in tax years ending after December 31, 2017, can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018, will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018, will continue to have a two-year carryback and 20-year carryforward period. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The limitations in the carryforward/carryback periods, as well as the limitation on use of NOLs for NOLs arising in tax years beginning after December 31, 2017, may significantly impact our ability to utilize our NOLs to offset taxable income in the future.

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of March 31, 2024 and December 31, 2023.

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

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to executive, judicial and Congressional challenges. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate was a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA were invalid as well. The U.S. Supreme Court heard arguments in the case in November 2020 and issued its decision in June 2021, ruling that the plaintiffs lacked the standing to challenge the individual mandate provision. In so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the PPACA in its entirety. Another case challenging the PPACA’s requirement that insurers cover certain preventative services is currently pending before the same U.S. District Court Judge in the Northern District of Texas who ruled against the individual mandate in 2018. In September 2022, the judge held that the PPACA requirement to cover certain preventative services violated the U.S. Constitution and set a schedule for additional briefing, which was completed in January 2023. In March 2023, the judge struck down the requirement with immediate nationwide effect by ruling, in part, that members of a panel charged under the PPACA with recommending preventative services coverage had been appointed in an unconstitutional manner. Parties on both sides of the lawsuit have appealed this ruling, and in June 2023 the U.S. Court of Appeals for the Fifth Circuit approved an agreement by the parties on a stay of the lower court’s ruling pending the appeal. Oral arguments were held in March 2024, and a decision currently pending. It is unclear how this decision, subsequent decisions and appeals, or any potential future litigation and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement may have on our business and the potential profitability of our product candidates.

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

As of March 31, 2024, we had 26 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a significant disruption of our product development programs and our ability to operate our business effectively, and adversely affect our business and operating results.

Our internal computer systems, cloud-based computing services and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from computer viruses, data corruption, cyber-based attacks (including phishing attempts, denial of service attacks, and malware or ransomware incidents, attacks enhanced or facilitated by artificial intelligence), unauthorized access, natural disasters, terrorism, war, international hostilities and telecommunication and electrical failures. While we have not experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, federal, state and international laws and regulations, such as the European Union’s General Data Protection Regulation, which took effect in May 2018, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, our software systems include cloud-based applications that are hosted by third-party service providers with security and information technology systems subject to similar risks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

Based upon shares of our common stock outstanding as of March 31, 2024, our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 19.1% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2024, we had outstanding 114,241,803 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2024).
10.1

Securities Purchase Agreement, dated February 27, 2024, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

10.2

Registration Rights Agreement, dated February 27, 2024, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

10.3

Employment letter, by and between Applied Therapeutics, Inc. and Dale Hooks, dated April 9, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2024).

10.4

Separation agreement and general release, by and between Applied Therapeutics, Inc. and Adam Hansard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2024).

10.5	2019 Equity Incentive Plan, as amended.
31.1	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Shoshana Shendelman, President and Chief Executive Officer (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Les Funtleyder, Chief Financial Officer (Principal Accounting Officer and Interim Principal Financial Officer).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
32.2*	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

APPLIED THERAPEUTICS, INC.

Date: May 9, 2024	By:	/s/ Shoshana Shendelman, Ph.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Les Funtleyder
Les Funtleyder
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)