Form 10-Q
period 2024-06-30
Applied Therapeutics, Inc.
filed 2024-08-07
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the registrant had 114,846,271 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	As of	As of
	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,197	$49,898
Security deposits and leasehold improvements	253	254
Prepaid expenses and other current assets	5,122	4,234
Total current assets	127,572	54,386
Operating lease right-of-use asset	206	447
TOTAL ASSETS	$127,778	$54,833
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$185	$429
Accounts payable	2,683	1,742
Accrued expenses and other current liabilities	10,296	15,286
Warrant liabilities	42,192	53,725
Total current liabilities	55,356	71,182
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	30	38
Clinical holdback - long-term portion	—	759
Total noncurrent liabilities	30	797
Total liabilities	55,386	71,979
STOCKHOLDERS’ EQUITY/(DEFICIT):
Common stock, $0.0001 par value; 250,000,000 shares authorized as of June 30, 2024 and 200,000,000 shares authorized as of December 31, 2023; 114,846,271 shares issued and outstanding as of June 30, 2024 and 84,869,832 shares issued and outstanding as of December 31, 2023	11	8
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	622,007	451,432
Accumulated deficit	(549,626)	(468,586)
Total stockholders' equity/(deficit)	72,392	(17,146)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$127,778	$54,833

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUE:
License revenue	$—	$—	$—	$10,660
Research and development services revenue	144	—	334	—
Total revenue	144	—	334	10,660
COSTS AND EXPENSES:
Research and development	10,004	11,883	22,221	27,818
General and administrative	10,580	5,293	19,646	10,876
Total costs and expenses	20,584	17,176	41,867	38,694
LOSS FROM OPERATIONS	(20,440)	(17,176)	(41,533)	(28,034)
OTHER (EXPENSE) INCOME, NET:
Interest income	628	408	1,215	628
Change in fair value of warrant liabilities	22,744	(12,804)	(40,660)	(12,335)
Other (expense) income, net	(34)	(5)	(62)	27
Total other income (expense), net	23,338	(12,401)	(39,507)	(11,680)
Net income (loss)	$2,898	$(29,577)	$(81,040)	$(39,714)
Net income (loss) per share attributable to common stockholders—basic	$0.02	$(0.37)	$(0.60)	$(0.59)
Net income (loss) per share attributable to common stockholders—diluted	$(0.13)	$(0.37)	$(0.60)	$(0.59)
Weighted-average common stock outstanding—basic	143,934,239	79,041,695	134,627,942	67,762,501
Weighted-average common stock outstanding—diluted	152,392,748	79,041,695	134,627,942	67,762,501

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Comprehensive Income (Loss)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$2,898	$(29,577)	$(81,040)	$(39,714)
Other comprehensive loss, net of tax
Unrealized loss on marketable securities	—	—	—	(51)
Other comprehensive loss, net of tax	—	—	—	(51)
Comprehensive income (loss), net of tax	$2,898	$(29,577)	$(81,040)	$(39,765)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ Equity/(Deficit)

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Accumulated Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2023	48,063,358	$5	$352,828	$(348,823)	$51	$4,061
Restricted Stock Units released for common stock issued under Equity Incentive Plan	50,203	—	—	—	—	—
Stock-based compensation expense	—	—	2,055	—	—	2,055
Net loss	—	—	—	(10,137)	—	(10,137)
Other comprehensive income (loss)	—	—	—	—	(51)	(51)
BALANCE, March 31, 2023	48,113,561	5	354,883	(358,960)	—	(4,072)
Issuance of common stock and prefunded warrants, net of issuance costs of $2.5 million	9,735,731	1	27,449	—	—	27,450
Exercise of pre-funded warrants for common stock	4,250,000	—	—	—	—	—
Exercise of stock options	20,174	—	22	—	—	22
Stock-based compensation expense	—	—	1,843	—	—	1,843
Net loss	—	—	—	(29,577)	—	(29,577)
BALANCE, June 30, 2023	62,119,466	6	384,197	(388,537)	—	(4,334)

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ (Deficit)/Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Total
	Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)/Equity
BALANCE, January 1, 2024	84,869,832	$8	$451,432	$(468,586)	$(17,146)
Issuance of common stock and prefunded warrants, net of issuance costs of $8.2 million	15,285,714	2	104,746	—	104,748
Exercise of common warrants	9,025,000	1	61,217	—	61,218
Exercise of prefunded warrants	4,206,285	—	—	—	—
Exercise of stock options	32,290	—	33	—	33
Restricted Stock Units released for common stock issued under Equity Incentive Plan	822,682	—	—	—	—
Stock-based compensation expense	—	—	2,379	—	2,379
Net loss	—	—	—	(83,938)	(83,938)
BALANCE, March 31, 2024	114,241,803	$11	$619,807	$(552,524)	$67,294
Exercise of stock option	295,202	—	310	—	310
Restricted Stock Units released for common stock issued under Equity Incentive Plan	309,266	—	—	—	—
Stock-based compensation expense	—	—	1,890	—	1,890
Net income	—	—	—	2,898	2,898
BALANCE, June 30, 2024	114,846,271	$11	$622,007	$(549,626)	$72,392

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(81,040)	$(39,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,269	3,898
Amortization of insurance premium	566	1,334
Amortization of operating lease right-of-use assets	241	229
Amortization of leasehold improvements	1	1
Change in operating lease liability	(252)	(235)
Change in fair value of warrant liabilities	40,660	12,335
Changes in operating assets and liabilities:
Financed insurance premium	—	(1,546)
Prepaid expenses	(1,454)	(265)
Accounts payable	941	153
Accrued expenses and other current liabilities	(4,679)	210
Other liabilities	(759)	158
Net cash used in operating activities	(41,506)	(23,442)
INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	—	4,944
Proceeds from maturities of available-for-sale securities	—	8,928
Net cash provided by investing activities	—	13,872
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	104,748	27,890
Proceeds from financed insurance premium	—	1,546
Repayments of short-term borrowings	(311)	(928)
Exercise of common warrants	9,025	—
Exercise of stock options	343	21
Net cash provided by financing activities	113,805	28,529
NET INCREASE IN CASH AND CASH EQUIVALENTS	72,299	18,959
Cash and cash equivalents at beginning of period	49,898	16,657
Cash and cash equivalents at end of period	$122,197	$35,616
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Conversion of warrant liabilities to equity for warrant exercises	$52,193	$—
Unrealized loss on marketable securities	$—	$(51)
Offering costs still in accrued expense	$—	$440

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and Business

Applied Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company developing a pipeline of novel product candidates against validated molecular targets in indications of high unmet medical need. In particular, the Company is currently targeting treatments for rare diseases such as Galactosemia and Sorbitol Dehydrogenase (“SORD”) deficiency. The Company was incorporated in Delaware on January 20, 2016 and is headquartered in New York, New York.

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of June 30, 2024, results of operations for the three and six months ended June 30, 2024, and 2023 and cash flows for the six months ended June 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Liquidity and Going Concern

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. As of June 30, 2024, financing through the Company’s March 2024 Private Placement, Leerink ATM Agreement and warrant exercises has resulted in net proceeds of $113.8 million, after deducting placement agent commissions and other offering expenses (see Note 7 and Note 8). The Company continues to evaluate several potential long-term financing options, including equity capital, debt, convertible debt, and synthetic royalty financing. Additionally, the Company is in active dialogue with several potential partners regarding business development opportunities related to one or more of its programs. There can be no assurances that the Company’s discussions with any of the current counterparties will be successful, and the Company expects to continue to pursue additional opportunities.

As reflected in the accompanying financial statements, the Company incurred a net loss of $81.0 million for the six months ended June 30, 2024, and has an accumulated deficit of $549.6 million as of June 30, 2024. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe provides a source of capital to the Company based on clinical and regulatory milestones. The Company received a $10.7 million upfront payment from Advanz Pharma in January 2023 in conjunction with signing the agreement. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals and potential revenues. However, there are no guarantees that this will materialize timely or at all, and delays or unexpected data could disrupt this potential liquidity. Broadly, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The Company currently expects that its existing cash and cash equivalents of $122.2 million as of June 30, 2024, will fund its operating expenses and capital requirements for at least twelve months from the date this Quarterly Report on Form 10-Q is issued.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2024.

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

During the three and six months ended June 30, 2024, the Company recorded $0.1 and $0.2 million, respectively, in expense related to the Columbia Agreements. During the three and six months ended June 30, 2023, the Company recorded $36,000 and $0.1 million in expense, respectively, related to the Columbia Agreements. In aggregate, the Company has incurred $3.1 million in expense from the execution of the Columbia Agreements through June 30, 2024.

As of June 30, 2024, the Company had $33,000 due to Columbia University included in accrued expenses and no amounts in accounts payable. As of December 31, 2023, the Company had $29,000 due to Columbia University included in accrued expenses and no amounts in accounts payable.

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

The Company recorded $0.2 million in research and development expense related to the Miami License Agreement during each of the three and six months ended June 30, 2024. The Company recorded $25,000 and $0.1 million, respectively, in research and development expense related to the Miami License Agreement during the three and six months ended June 2023.

As of June 30, 2024, the Company had $0.3 million due to UM included in accrued expenses relating to the 2020 Miami License Agreement. As of December 31, 2023, the Company had $0.4 million due to UM included in accrued expenses relating to the 2020 Miami License Agreement.

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

During the three and six months ended June 30, 2024, and 2023, the Company recorded no research and development expense in relation to the 2020 Miami Research Agreement.

As of June 30, 2024, there are no amounts recorded as accrued expenses related to the 2020 Miami Research Agreement. As of December 31, 2023, the Company had $0.1 million in accrued expenses relating to the 2020 Miami Research Agreement.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of June 30, 2024, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report.

	As of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$13,445	$—	$—	$13,445
Money market funds	108,752	—	—	108,752
Total cash and cash equivalents	$122,197	$—	$—	$122,197
Total financial assets measured at fair value on a recurring basis	$122,197	$—	$—	$122,197
Warrant liabilities - Common Warrants	—	—	42,192	42,192
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$42,192	$42,192

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

The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions included below as of June 30, 2024 and December 31, 2023.

	June 30,	December 31,
	2024	2023
Expected term (in years)	2.4	2.4
Volatility	96.11%	109.46%
Risk-free interest rate	4.67%	4.32%
Dividend yield	0.00%	0.00%

As of June 30, 2024, the Company utilized a probability-weighted approach that considered the probability of a change in control at the Company in the Black-Scholes option pricing model, whereby a 20% probability of change in control was used for years three and four and a 10% probability was used for year five in the term of the agreements.

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

Warrant Liabilities
Balance as of January 1, 2024	$53,725
Warrants exercised	(52,193)
Change in fair value	40,660
Balance as of June 30, 2024	$42,192

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

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Prepaid research and development expenses	$2,828	$2,880
Insurance premium asset	—	566
Prepaid insurance	1,095	—
Prepaid commercial and patient advocacy	339	284
Research and development tax credit receivable	262	262
Other prepaid expenses and current assets	598	242
Total prepaid expenses & other current assets	$5,122	$4,234

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Accrued pre-clinical and clinical expenses	$4,922	$10,142
Short-term insurance financing note	—	310
Deferred revenue	333	667
Accrued professional fees	1,112	1,307
Accrued compensation and benefits	1,421	2,066
Accrued commercial expenses	1,322	19
Accrued patent expenses	284	396
Other	902	379
Total accrued expenses & other current liabilities	$10,296	$15,286

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

Initially, subject to adjustments as provided in the 2019 Plan, the maximum number of the Company’s common stock that may be issued under the 2019 Plan was 4,530,000 shares, which is the sum of (i) 1,618,841 new shares, plus (ii) the number of shares (not to exceed 2,911,159 shares) that remained available for the issuance of awards under the 2016 Plan, at the time the 2019 Plan became effective, and (iii) any shares subject to outstanding stock options or other stock awards granted under the 2016 Plan that are forfeited, expired, or reacquired. The 2019 Plan provides that the number of shares reserved and available for issuance under the 2019 Plan will automatically increase each January 1, beginning on January 1, 2020, by 5% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board. Subject to certain changes in capitalization of the Company, the aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of ISOs is equal to 13,000,000 shares of common stock. Stock options awarded under the 2019 Plan expire 10 years after grant and typically vest over four years.

As of June 30, 2024, there were 611,473 shares of common stock available for issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock-based compensation expense recorded for employees, directors and non-employees:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$964	$752	$1,956	$1,614
General and administrative	926	1,091	2,313	2,284
Total stock-based compensation expense	$1,890	$1,843	$4,269	$3,898

Stock Option Activity

During the six months ended June 30, 2024, the Company did not grant any stock options. For the three months ended June 30, 2024 and 2023, amortization of stock compensation of options amounted to $0.5 million and $1.3 million, respectively, and for the six months ended June 30, 2024 and 2023, amortization of stock compensation of options amounted to $1.2 million and $2.9 million, respectively. As of June 30, 2024 and 2023, the total unrecognized stock-based compensation expense for unvested options was $1.1 million and $4.9 million, respectively, which is expected to be recognized over 1.3 years and 2.0 years, respectively.

The following table summarizes the information about stock options outstanding at June 30, 2024:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
(in thousands, except for share data)	Outstanding	Exercise Price	Term (in years)	Value
Outstanding at December 31, 2023	4,695,619	$2.01	5.9	$7,875
Options granted	—	—
Options exercised	(327,492)	1.05
Forfeited	(58,123)	1.05
Expired	—	—
Outstanding at June 30, 2024	4,310,004	$2.09	5.3	$11,141

Exercisable at June 30, 2024	4,124,702	$2.14	5.2	$10,470
Nonvested at June 30, 2024	185,302	$1.05	7.3	$671

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at June 30, 2024. The intrinsic value of stock options exercised during the three and six months ended June 30, 2024, was $0.9 million and $1.1 million, respectively. The intrinsic value of stock options exercised during the three and six months ended June 30, 2023, was $13,000. The total grant-date fair value of stock options vested during the three and six months ended June 30, 2024 was $44,000 and $0.1 million, respectively. The total grant-date fair value of stock options vested during the three and six months ended June 30, 2023 was $0.1 million and $0.3 million, respectively.

Restricted Stock Unit Activity

During the six months ended June 30, 2024, the Company granted 1,287,500, restricted stock units (“RSUs”). For the three months ended June 30, 2024 and 2023, amortization of stock compensation of RSUs amounted to $1.4 million and $0.5 million, respectively. For the six months ended June 30, 2024 and 2023, amortization of stock compensation of RSUs amounted to $3.1 million and $1.0 million, respectively. As of June 30, 2024 and 2023, the unamortized compensation costs associated with non-vested restricted stock awards were $18.7 million and $5.3 million, respectively, with a weighted-average remaining amortization period of 2.8 years.

The following table summarizes the information about restricted stock units outstanding at June 30, 2024:

		Weighted-Average
		Grant Date
(in thousands, except for share data)	Shares	Fair Value
Outstanding at December 31, 2023	6,917,422	$2.35
Awarded	1,287,500	5.72
Released	(1,131,948)	1.88
Forfeited	(633,984)	2.92
Outstanding at June 30, 2024	6,438,990	$3.27
Nonvested at June 30, 2024	6,339,779	$3.28

Weighted Average Remaining Recognition Period (in years)	2.8

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, in each case subject to the approval of the Board, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of June 30, 2024, no shares of common stock had been issued under the ESPP. The first offering period has not yet been decided by the Board.

7. STOCKHOLDERS’ EQUITY

As of June 30, 2024, and December 31, 2023, the authorized capital stock of the Company consisted of 250,000,000 and 200,000,000 shares of common stock, respectively, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share, respectively.

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

As of June 30, 2024, the Company has sold an aggregate of 20,615,976 shares of the company’s common stock, pursuant to the Leerink ATM Agreement with an average sale price of $3.36 per share, resulting in net proceeds of $49.3 million, after deducting underwriting discounts, commissions and offering expenses. The Company intends to use the net proceeds from the Leerink ATM to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

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

Warrants Issued with the 2018 Notes

On January 18, 2018, the Company entered into a placement agent agreement through which it became obligated to issue common stock warrants in connection with the issuance of convertible promissory notes, issued on February 5, 2018 (the “2018 Notes”). The obligation to issue the 2018 Notes Warrants was recorded as a liability at its fair value, (see Note 3), which was initially $0.1 million, and was included in the issuance costs of the 2018 Notes. On November 5, 2018, in connection with the extinguishment of the 2018 Notes into shares of Series B Preferred Stock, the Company issued the 2018 Notes Warrants, which were equity-classified warrants upon issuance, to purchase 76,847 shares of common stock, valued at $0.3 million. The exercise price of the 2018 Notes Warrants resets each time the Company issues common stock with an issue price less than the exercise price of the Warrants. The 2018 Notes Warrants vested immediately upon issuance and expire on November 4, 2028. The exercise price of the 2018 Notes Warrants was $3.98 and $3.99 per share as of June 30, 2024 and December 31, 2023, respectively.

Warrants Issued with Series B Preferred Stock

In November and December 2018, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue equity-classified warrants to purchase 72,261 shares of common stock (collectively the “2018 Warrants”), valued in the aggregate at $0.2 million, which was included in the issuance costs for the Series B Preferred Stock. The exercise price of the warrants resets each time the Company issues common stock with an issue price less than the exercise price of the warrants. The warrants vested immediately upon issuance and expire 10 years from the date of issuance. The exercise price of the warrants was $4.84 and $4.86 per share as of June 30, 2024, and December 31, 2023, respectively.

The fair value of the 2018 Warrants was estimated using the Black-Scholes option pricing model with the following assumptions:

Contractual term (in years)	10.0
Volatility	73.22%
Risk-free interest rate	2.70%
Dividend yield	0.00%

In February 2019, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue warrants to purchase 23,867 shares of common stock (collectively the “2019 Warrants”), valued in the aggregate at $0.1 million, which was included in the issuance costs for the Series B Preferred Stock. The exercise price of the warrants resets each time the Company issues common stock with an issue price less than the exercise price of the warrants. The warrants vested immediately upon issuance and expire 10 years from the date of issuance. The exercise price of the warrants was $4.84 and $4.86 per share as of June 30, 2024, and December 31, 2023, respectively.

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

As of June 30, 2024, warrant holders exercised 8,500,000 Pre-Funded Warrants on a cash basis and received 8,500,000 shares of common stock. The Company received $850 in cash proceeds for the exercise of these Pre-Funded Warrants.

As of June 30, 2024, the Company had 1,500,000 Pre-Funded Warrants from the June 2022 offering outstanding with a weighted average exercise price of $0.0001 per share and an average contractual life of 5 years.

The Common Warrants were accounted for as liabilities under ASC 815-40, as these warrants provide for a settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. These warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

As of June 30, 2024, warrant holders exercised 19,275,000 Common Warrants on a cash basis and received 19,725,000 shares of common stock. The Company received $19.3 million in cash proceeds for the exercise of these Common Warrants.

As of June 30, 2024, the Company had 10,725,000 Common Warrants outstanding with a weighted average exercise price of $1.00 per share and an average contractual life of 5 years.

The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions included below as of June 30, 2024 and December 31, 2023.

	June 30,	December 31,
	2024	2023
Expected term (in years)	2.4	2.4
Volatility	96.11%	109.46%
Risk-free interest rate	4.67%	4.32%
Dividend yield	0.00%	0.00%

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

As of June 30, 2024, warrant holders exercised 1,706,976 Pre-Funded Warrants on a cashless basis and received 1,706,285 shares of common stock.

As of June 30, 2024, the Company had 20,293,024 Pre-Funded Warrants from the April 2023 private placement outstanding with a weighted average exercise price of $0.001 per share. The pre-funded warrants do not have an expiration date.

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

As of June 30, 2024, the Company had 2,000,000 Pre-Funded Warrants from the March 2024 private placement outstanding with a weighted average exercise price of $0.001 per share. The pre-funded warrants do not have an expiration date.

A summary of the Company’s outstanding pre-funded and common stock warrants as of June 30, 2024 is as follows:

	Equity Classified	Liability Classified	Total
	Warrants	Warrants	Warrants
Outstanding as of January 1, 2024	31,783,652	19,750,000	51,533,652
Warrants granted and issued	2,000,000	—	2,000,000
Warrants exercised	(4,206,976)	(9,025,000)	(13,231,976)
Outstanding as of June 30, 2024	29,576,676	10,725,000	40,301,676

9. LEASES

The following table summarizes the Company’s lease related costs for the three and six months ended June 30, 2024 and 2023:

		Three Months Ended		Six Months Ended
(in thousands)		June 30,		June 30,
Lease Cost	Statement of Operations Location	2024	2023	2024	2023
Operating Lease Cost	General and administrative	$127	$126	$254	$252
Total lease cost		$127	$126	$254	$252

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Six Months Ended
	June 30,	June 30,
Other Information	2024	2023
Weighted-average remaining lease term
Operating leases	0.8 years	1.3 years
Weighted-average discount rate
Operating leases	7.82%	5.69%

The following table summarizes the maturities of lease liabilities as of June 30, 2024:

Operating
Year	(in thousands)
2024	181
2025	23
Thereafter	20
Total lease payments	224
Less: interest	9
Total lease liabilities	$215

10. INCOME TAXES

During the six months ended June 30, 2024 and the year ended December 31, 2023, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

11. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made approximately $0.2 million in matching contributions to the plan during each of the three and six months ended June 30, 2024 and 2023.

12. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period, which includes shares issuable under pre-funded warrants agreements for little consideration.

Diluted net income (loss) per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three months ended June 30, 2023 and the six months ended June 30, 2024 and 2023, as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following tables set forth the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except for share data)	2024	2023	2024	2023
Numerator:
Net income (loss) - basic	$2,898	$(29,577)	$(81,040)	$(39,714)
Less: change in fair value of warrant liabilities	(22,744)	—	—	—
Net loss - diluted	$(19,846)	$(29,577)	$(81,040)	$(39,714)
Denominator:
Weighted-average common stock outstanding - basic	143,934,239	79,041,695	134,627,942	67,762,501
Add: warrant liability conversion shares	8,458,509	—	—	—
Weighted-average common stock outstanding- diluted	152,392,748	79,041,695	134,627,942	67,762,501
Net income (loss) per share attributable to common stockholders - basic	$0.02	$(0.37)	$(0.60)	$(0.59)
Net loss per share attributable to common stockholders - diluted	$(0.13)	$(0.37)	$(0.60)	$(0.59)

The Company excluded the following potential common shares, presented based on amounts outstanding for the three and six months ended June 30, 2024 and 2023, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Options to purchase common stock	4,310,004	4,776,782	4,310,004	4,776,782
Restricted stock units	6,438,990	3,580,135	6,438,990	3,580,135
Warrants to purchase common stock	125,618	30,125,618	10,850,618	30,125,618

13. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE-LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three and six months ended June 30, 2024, the Company made payments to Alexandria LaunchLabs of approximately $25,000 and $0.1 million. During the three- and six-months months ended June 30, 2023, the Company made payments to Alexandria LaunchLabs of approximately $24,000 and $48,000, respectively, under the LaunchLabs Agreement, which was recognized in research and development expenses. As of June 30, 2024, there was no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement. As of December 31, 2023, there was $8,000 due to Alexandria LaunchLabs under the LaunchLabs Agreement.

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

Revenue should be recognized when, or as, an entity satisfies a performance obligation by transferring a promised good or service to a customer, i.e., when the customer obtains control of the good or service. The license granted to Advanz Pharma is being accounted for as a distinct performance obligation. The Advanz Pharma license relates to functional IP for which revenue is recognized at a point in time – in the case of this license agreement, the point in time is at inception of the contract because the customer obtained control of the license and was able to use and benefit from its right to use the intellectual property at that point. The Company recognized the transaction price allocated to the license obligation of $10.7 million as license revenue on its statements of operations for the six months ended June 30, 2023. There were no amounts recognized for the three months ended June 30, 2023.

As of December 31, 2023, the Company made certain immaterial adjustments, which resulted in the Company allocating $9.3 million to the license performance obligation; $1.3 million to the research and development performance obligation; and $0.1 million to the manufacturing and supply material right.

The research and development services performance obligation under the Advanz Agreement represents a separate performance obligation. The research and development services were provided to Advanz Pharma by the Company from inception of the agreement in January 2023 and will continue through completion of post marketing authorization approval studies. Revenue related to the research and development services performance obligation was recognized as services were performed based on the costs incurred through June 30, 2024, as a percentage of the estimated total costs to be incurred for this performance obligation. The Company recognized $0.1 million and $0.3 million of revenue during the three and six months ended June 30, 2024, respectively. The Company had deferred revenue of $0.2 million and $0.5 million related to the research and development performance obligation at June 30, 2024 and December 31, 2023, respectively. The Company expects to recognize the deferred revenue as of June 30, 2024, over the next nine months. Operating expenses for costs incurred pursuant to this arrangement are reported in their respective expense line items in the Statements of Operations, net of any payments due to or reimbursements due from Advanz, with such reimbursements being recognized at the time the party becomes obligated to pay.

The manufacturing supply agreement material right performance obligation provided to Advanz Pharma by the Company resulted in an allocation of the transaction price and resulting deferred revenue as of contract inception and June 30, 2024 and December 31, 2023, of approximately $0.1 million. Revenue associated with this performance obligation will be recognized when Advanz Pharma buys supply from the Company after regulatory approval or upon expiration of the material right.

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

In Q2, in the process of preparing for FDA inspection, it was discovered that the vendor we engaged to compile NIH Toolbox data for the Company used an adult formula for calculation of about one third of composite cognition and motor skills scores.  Adjusting the formula to the pediatric formula resulted in significantly improved data for cognition as compared to the prior data, demonstrating improvement in the govorestat treated group of approximately 8 points on a standard scale, which was statistically significant compared to placebo (p=0.032).  This also resulted in a statistically significant effect on the primary endpoint sensitivity analysis which included cognition (p=0.034).  The motor skills data did not change substantially. These updates were disclosed and discussed with the FDA and EMA and will be used in the ongoing evaluation of the NDA and MAA.

The FDA recently notified the Company of their tentative plans to convene the Genetic Metabolic Diseases Advisory Committee (GeMDAC) on October 9, 2024 to discuss the Company’s NDA for govorestat (AT-007) for the treatment of Classic Galactosemia. The date is tentative and has not yet been confirmed in the Federal Register. The GeMDAC will consist of experts in the fields of medical genetics, inborn errors of metabolism, epidemiology, and other related specialties.

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

In July 2024, the Company held a meeting with the FDA to align on the regulatory path forward for govorestat for the treatment of SORD Deficiency. The FDA’s Neurology Division confirmed that the data generated to date was appropriate for a potential NDA submission under the FDA’s Accelerated Approval Program, and discussed design of a new confirmatory study to be completed as a post-marketing requirement. The Company plans to hold a Pre-NDA meeting with the FDA to discuss the NDA submission in the second half of this year, and expects to submit an NDA early in the first quarter of 2025. If govorestat is approved for the treatment of Classic Galactosemia, the regulatory submission for the treatment of SORD will be submitted as a supplementary New Drug Application (sNDA). Patients in the INSPIRE study will be offered open-label govorestat treatment and will be followed for additional safety data generation. The review and potential approval of govorestat for SORD is independent of the ongoing review of govorestat for Classic Galactosemia.

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

AT-104 is a preclinical dual selective PI3K inhibitor. Due to regulatory changes impacting development of the PI3K inhibitor class of compounds, the Company discontinued its early stage preclinical PI3K program and further development of AT-104. The compound and all rights associated with the technology were returned to Columbia University.

Since inception in 2016, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any product revenue.

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $81.0 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $549.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities, including the commercialization of AT 007. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of June 30, 2024, we had cash and cash equivalents of $122.2 million.

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

As of June 30, 2024, we had sold an aggregate of 20,615,976 shares of our common stock, pursuant to the Leerink ATM Agreement with an average sale price of $3.36 per share, resulting in net proceeds of $49.3 million, after deducting underwriting discounts, commissions and offering expenses.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Product pipeline research and development expenses
AT-001	$554	$3,509	$4,025	$9,940
AT-007	6,441	5,801	12,141	12,547
Personnel-related expenses	1,745	1,408	3,592	3,109
Stock-based compensation	964	752	1,956	1,614
Other expenses	300	413	507	608
Total research and development expenses	$10,004	$11,883	$22,221	$27,818

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

Other (Expense) Income, Net

Other (expense) income, net consists of interest income (expense), net, other income (expense), net and change in fair value of warrant liabilities. Interest income (expense), net consists primarily of our interest income on our cash and cash equivalents and marketable securities. Other income (expense), net consists primarily of realized gains and losses on sales of marketable securities. Changes in fair value of warrant liabilities consists of mark to market changes on our common warrants that are classified as liabilities.

Results of Operations

Three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
(in thousands)	2024	2023
REVENUE:
License revenue	$—	$—
Research and development services revenue	144	—
Total revenue	144	—
COSTS AND EXPENSES:
Research and development	10,004	11,883
General and administrative	10,580	5,293
Total costs and expenses	20,584	17,176
LOSS FROM OPERATIONS	(20,440)	(17,176)
OTHER (EXPENSE) INCOME, NET:
Interest income	628	408
Change in fair value of warrant liabilities	22,744	(12,804)
Other (expense) income, net	(34)	(5)
Total other income (expense), net	23,338	(12,401)
Net income (loss)	$2,898	$(29,577)

Revenue

Revenue for the three months ended June 30, 2024 was $0.1 million, compared to $0 for the three months ended June 30, 2023. For the three months ended June 30, 2024, the increase of $0.1 million was primarily related to:

●	an increase in research and development services revenue of $0.1 million due to recognition of deferred revenue related to the Advanz agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
(in thousands)	2024	2023	Increase/(Decrease)
Clinical and pre-clinical	$5,898	$8,744	$(2,846)
Drug manufacturing and formulation	403	540	(137)
Personnel expenses	1,745	1,408	337
Stock-based compensation	964	752	212
Regulatory and other expenses	994	439	555
Total research and development expenses	$10,004	$11,883	$(1,879)

Research and development expenses for the three months ended June 30, 2024 were $10.0 million, compared to $11.9 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, the decrease of $1.9 million was primarily related to:

●	a decrease in clinical and pre-clinical expense of $2.8 million, primarily due to decreased expense related to the near completion of the AT-001 and AT-007 studies;
●	a decrease in drug manufacturing and formulation costs of $0.1 million primarily due to near completion of AT-001 and AT-007 studies;
●	an increase in personnel expense of $0.3 million primarily due to salary increases;
●	an increase in stock-based compensation of $0.2 million due amortization of additional RSU awards being granted in 2024; and
●	an increase in regulatory and other expenses of $0.6 million due to near completion of AT-001 and

AT-007 studies.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
(in thousands)	2024	2023	Increase/(Decrease)
Legal and professional fees	$2,855	$1,605	$1,250
Commercial expenses	3,730	228	3,502
Personnel expenses	1,992	889	1,103
Stock-based compensation	926	1,091	(165)
Insurance expenses	421	607	(186)
Other expenses	656	873	(217)
Total general and administrative expenses	$10,580	$5,293	$5,287

General and administrative expenses were $10.6 million for the three months ended June 30, 2024, compared to $5.3 million for the three months ended June 30, 2023. For the three months ended June 30, 2024, the increase of $5.3 million was primarily related to:

●	an increase in legal and professional fees of $1.3 million related to higher external legal fees to support planned commercialization;

●	an increase in commercial expenses of $3.5 million, due to planned commercialization;
●	an increase in personnel expenses of $1.1 million primarily due to salary increases, severance arrangements and hiring of executives;
●	a decrease in stock-based compensation of $0.2 million primarily due to additional grants of RSUs offset by termination of key executives and legacy options becoming fully vested;
●	a decrease in insurance expenses of $0.2 million related to decreased insurance costs; and
●	a decrease in other expenses of $0.2 million related to decreased patient advocacy costs.

Interest Income, Net

Interest income was $0.6 million for the three months ended June 30, 2024 compared to $0.4 million for the three months ended June 30, 2023. Interest income increased due to higher interest rates and cash balances in the current period.

Change in Fair Value of Warrant Liabilities

Change in the fair value of warrant liabilities was $22.7 million gain for the three months ended June 30, 2024, as compared to a $12.8 million expense for the three months ended June 30, 2023. The change in the fair value of warrant liabilities is primarily related to an overall increase in stock price, offset by a decrease in the number of liability-classified warrants outstanding as of June 30, 2024 (30,000,000 outstanding at June 30, 2023 compared to 10,725,000 outstanding June 30, 2024).

Other (Expense) Income, Net

Other (expense) income, net expense was a $34,000 loss for the three months ended June 30, 2024, compared to a loss of 5,000 for the three months ended June 30, 2023.

Six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
(in thousands)	2024	2023
REVENUE:
License revenue	$—	$10,660
Research and development services revenue	334	—
Total revenue	334	10,660
COSTS AND EXPENSES:
Research and development services revenue	22,221	27,818
General and administrative	19,646	10,876
Total costs and expenses	41,867	38,694
LOSS FROM OPERATIONS	(41,533)	(28,034)
OTHER (EXPENSE) INCOME, NET:
Interest income	1,215	628
Change in fair value of warrant liabilities	(40,660)	(12,335)
Other (expense) income, net	(62)	27
Total other expense	(39,507)	(11,680)
Net loss	$(81,040)	$(39,714)

Revenue

Revenue for the six months ended June 30, 2024 was $0.3 million, compared to $10.7 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, the decrease of $10.4 million was primarily related to:

●	a decrease in license revenue of $10.7 million, due to the Company not executing any new license arrangements for the six months ended June 30, 2024;
●	an increase in research and development services revenue of $0.3 million due to recognition of deferred revenue related to the Advanz agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
(in thousands)	2024	2023	Increase/(Decrease)
Clinical and pre-clinical	$14,621	$20,560	$(5,939)
Drug manufacturing and formulation	68	1,811	(1,743)
Personnel expenses	3,592	3,109	483
Stock-based compensation	1,956	1,614	342
Regulatory and other expenses	1,984	724	1,260
Total research and development expenses	$22,221	$27,818	$(5,597)

Research and development expenses for the six months ended June 30, 2024 were $22.2 million, compared to $27.8 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, the decrease of $5.6 million was primarily related to:

●	a decrease in clinical and pre-clinical expense of $5.9 million, primarily due to decreased expense related to near completion of AT-001 and AT-007;
●	a decrease in drug manufacturing and formulation costs of $1.7 million primarily due to near completion of AT-001 and AT-007 studies;
●	an increase in personnel expense of $0.5 million primarily due to salary increases;
●	an increase in stock-based compensation of $0.3 million due to additional RSU grants; and
●	an increase in regulatory and other expenses of $1.3 million due to near completion of AT-001 and

AT-007.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
(in thousands)	2024	2023	Increase/(Decrease)
Legal and professional fees	$5,563	$3,092	$2,471
Commercial expenses	5,288	371	4,917
Personnel expenses	3,339	2,115	1,224
Stock-based compensation	2,313	2,284	29
Insurance expenses	848	1,405	(557)
Other expenses	2,295	1,609	686
Total general and administrative expenses	$19,646	$10,876	$8,770

General and administrative expenses were $19.6 million for the six months ended June 30, 2024, compared to $10.9 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, the increase of $8.8 million was primarily related to:

●	an increase in legal and professional fees of $2.5 million related to higher external legal fees to support planned commercialization;
●	an increase in commercial expenses of $4.9 million, due to planned commercialization.
●	an increase in personnel expenses of $1.2 million primarily due to salary increases, severance packages and hiring of executives;
●	an increase in stock-based compensation of $29,000 is due to additional RSU awards being granted, offset by the termination of a key executive, which resulted in reversal of stock based compensation expense;
●	a decrease in insurance expenses of $0.6 million related to decreased insurance costs; and
●	an increase in other expenses of $0.7 million due to an overall increase in data storage costs to support planned commercialization.

Interest Income, Net

Interest income was $1.2 million for the six months ended June 30, 2024, as compared to $0.6 million for the six months ended June 30, 2023. Interest income increased due to higher interest rates and cash balances in the current period.

Change in Fair Value of Warrant Liabilities

Change in the fair value of warrant liabilities was $40.7 million expense for the six months ended June 30, 2024, as compared to a $12.3 million expense for the six months ended June 30, 2023. The change in the fair value of warrant liabilities is primarily related to changes in our common share price, offset by a decrease in the number of liability-classified warrants outstanding as of June 30, 2024 (30,000,000 at June 30, 2023 compared to 10,725,000 at June 30, 2024).

Other (Expense) Income, Net

Other (expense) income, net expense was a $62,000 loss for the six months ended June 30, 2024, compared to a gain of $27,000 for the six months ended June 30, 2023.

Liquidity and Capital Resources

Since our inception and through June 30, 2024, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe is expected to provide a source of capital to the Company based on clinical and regulatory milestones. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals. However, there are no guarantees that this will materialize, and delays or unexpected data could disrupt this potential source of liquidity. Broadly, we have not yet established an ongoing source of product revenue sufficient to cover our operating costs and we are dependent on debt and equity financing to fund our operations. As of June 30, 2024, our cash and cash equivalents were $122.2 million. We believe that our cash and cash equivalents and the projected clinical and regulatory milestone payments expected in fiscal year 2025 from Advanz Pharma will be sufficient to fund our operations into 2026, and potentially beyond if clinical trial completion and marketing authorization in Europe as well as commercial sales milestones materialize in the expected timelines. Additionally, the Priority Review Voucher (PRV), which would be granted upon a potential Galactosemia NDA approval could substantially extend our cash runway.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(41,506)	$(23,442)
Net cash provided by investing activities	—	13,872
Net cash provided by financing activities	113,805	28,529
Net increase in cash and cash equivalents	$72,299	$18,959

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024, was $41.5 million primarily due to our net losses of $81.0 million, a decrease in accrued expenses and other current liabilities of $4.7 million, a decrease in other liabilities of $0.8 million, a decrease in prepaid expenses of $1.5 million, and a decrease in operating lease liability of $0.3 million. This is partially offset by an increase in fair value of warrant liabilities of $40.7 million, an increase of $4.3 million in non-cash stock-based compensation expense, amortization of insurance premium of $0.6 million, increase in accounts payable of $0.9 million, amortization of operating lease right-of-use assets of $0.2 million and amortization of leasehold improvements of $1,000.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024, was $0 due to sale of investments during 2023.

Net cash provided by investing activities for the six months ended June 30, 2023 was $13.9 million relating to the proceeds from the sale of available-for-sale securities of $4.9 million and maturities of available-for-sale securities of $8.9 million.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $113.8 million, primarily from proceeds from the issuance of shares and pre-funded warrants of $104.7 million as part of the March 2024 private placement and issuance of shares under the Leerink ATM Agreement, and $9.0 million from the exercise of common warrants, $0.3 million from exercise of stock options for common stock under the equity incentive plan, partially offset by repayment of short-term borrowings of $0.3 million.

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

Due to the numerous risks and uncertainties associated with the development of our product candidates and programs, and because the extent to which we may enter into collaborations with third parties for development of our product candidates is unknown, we are unable to estimate the timing and amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future funding requirements, both near and long-term, will depend on many factors, including:

●	the initiation, scope, progress, timing, costs and results of our ongoing and planned clinical trials for our product candidates;
●	the outcome, timing, effort and cost of meeting regulatory requirements established by the FDA and other federal, state, local and foreign regulatory authorities;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending potential intellectual property disputes, including patent infringement actions;
●	the achievement of milestones or occurrence of other developments that trigger payments under the Columbia Agreements or other agreements we may enter into;

●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
●	the effect of competing technological and market developments;
●	the cost and timing of completion of clinical or commercial-scale manufacturing activities;
●	the costs of operating as a public company;
●	the extent to which we in-license or acquire other products and technologies;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our product candidates, if approved; and
●	the initiation, progress, timing and results of the commercialization our product candidates, if approved, for commercial sale.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, and cash equivalents of $122.2 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

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

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate gain or loss during the three and six months ended June 30, 2024. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2024, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factor Summary

The following is a summary of the risk factors included in this Item 1A and is qualified entirely by the disclosure included in the rest of this Item 1A:

Risks Related to Our Financial Position and Capital Needs

●	We have incurred and expect to continue to incur substantial operating losses and our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
●	Our operating history makes evaluating our business and future viability more difficult.
●	We will require substantial additional funding to finance our operations, and may suffer consequences to our development programs upon failure to do so.
●	Raising additional capital may cause adverse effects.

Risks Related to the Development and Commercialization of Our Product Candidates

●	Our success is substantially dependent on the successful clinical development, regulatory approval and commercialization of our product candidates and may be adversely affected upon failure to do so.
●	We or Advanz Pharma may fail to perform under any of the agreements entered into in connection with the partnership for the commercialization of AT-007, which may subject us to liabilities, and we may fail to achieve anticipated benefits of the partnership.
●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and our results may not be sufficient for the necessary regulatory approvals.
●	Clinical drug development involves a lengthy and expensive process and the development of additional product candidates is risky and uncertain.
●	We may be unable to obtain/maintain or receive the benefits of regulatory approval, rare pediatric disease designation/exclusivity, accelerated registration pathways, breakthrough therapy designations or fast track designations for our product candidates, as applicable.
●	Clinical trials are expensive, time consuming and subject to factors outside our control.
●	Our product candidates may cause undesirable side effects, affecting regulatory approval, commercial potential or result in significant negative consequences following any potential marketing approval.
●	Interim, “top line” and preliminary data from our clinical trials may be subject to change.
●	The market opportunities for our product candidates may be smaller than we believe or approval we obtain may narrow our patient population.
●	The costs and effort required to comply with regulatory requirements for marketing and commercializing our product candidates may be higher that we anticipated.
●	We may face substantial competition.
●	We may face risks related to strategic collaborations to develop our product candidates
●	Our product candidates may fail to achieve market acceptance necessary for commercial success.
●	We may face risks related to any potential international operations.
●	We may be adversely affected by product liability lawsuits.
●	Our insurance policies may be inadequate and potentially expose us to unrecoverable risks.

Risks Related to Regulatory Compliance

●	We are subject to healthcare laws and regulations, which carry substantial penalties for noncompliance.
●	Coverage and adequate reimbursement may not be available for our product candidates.
●	Healthcare reform measures may have a negative impact on our business and results of operations.

Risks Related to Our Dependence on Third Parties

●	Third-parties may conduct our preclinical studies and clinical trials in an unsatisfactory manner.
●	We intend to rely on third parties to produce supplies of our product candidates.
●	We and our third-party affiliates are subject to environmental, health and safety laws and regulations.

Risks Related to Our Intellectual Property

●	Breaches of our license agreements may result in the adverse effects to our ability to continue the development and commercialization of our product candidates.
●	Insufficient patent protection could allow our competitors to develop and commercialize products and technology similar or identical to ours.
●	Obtaining and maintaining our patent rights is expensive, complicated and labor intensive and patent terms may be inadequate to protect our competitive position on our product candidates.
●	We may be subject to claims alleging violations of intellectual property rights.
●	Changes in patent law could impair our ability to protect our product candidates.
●	We may be unable to protect our intellectual property rights.

●	Intellectual property rights do not necessarily address all potential threats to our business.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

●	We are highly dependent on the services of our current executive officers.
●	We may experience difficulties resulting from the expansion of our organization.
●	We may be subject to security breaches in our information technology systems.
●	Our employees and the third-parties we deal with may engage in misconduct or improper activities.
●	Our business may be adversely affected by the coronavirus outbreak.

Risks Related to Ownership of Our Common Stock

●	The market price of our common stock is volatile and has fluctuated substantially.
●	Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
●	We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

General Risk Factors

●	We may be affected by unfavorable research or reports.
●	We may use our cash and cash equivalents ineffectively or in ways with which you do not agree.
●	We are subject to risks as an “emerging growth company” and a public company.
●	We may avail ourselves of defensive and forum selection provisions in our governing documents and under Delaware law.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $119.8 million and $82.5 million for the years ended December 31, 2023, and 2022, respectively and $81.0 million and $39.7 million for the six months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $549.6 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2024, our cash and cash equivalents was $122.2 million. We believe that our cash and cash equivalents as of June 30, 2024, and the projected clinical and regulatory milestone payments expected in fiscal year 2025 from Advanz Pharma will be sufficient to fund our operations into 2026, and potentially beyond if drug approvals materialize in the expected timelines. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

●	the timing, progress and results of our ongoing preclinical studies and clinical trials of our product candidates;
●	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials of other product candidates that we may pursue;
●	our ability to establish collaborations on favorable terms, if at all;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs and timing of future commercialization activities, including product manufacturing, marketing, regulatory compliance, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
●	the cost of any milestone and royalty payments with respect to any approved product candidates;
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
●	the costs of operating as a public company; and
●	the extent to which we acquire or in-license other product candidates and technologies.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of June 30, 2024 and December 31, 2023.

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

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including the following:

●	delays in reaching a consensus with regulatory authorities on the design or implementation of our clinical trials;
●	regulators or institutional review boards, or IRBs, may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	delays in reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites or investigators;

●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate or fail to return for post-treatment follow-up or we may fail to recruit suitable patients to participate in a trial;
●	clinical trials of our product candidates may produce negative or inconclusive results;
●	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a class of product candidates or after an inspection of our clinical trial operations, trial sites or manufacturing facilities;
●	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; or
●	we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs.

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

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

●	be delayed in obtaining marketing approval, or not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are different than or are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including in the form of a risk evaluation and mitigation strategy, or REMS;
●	be subject to additional post-marketing testing requirements;
●	be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
●	have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified REMS;
●	be subject to the addition of labeling statements, such as warnings or contraindications;
●	be sued; or
●	experience damage to our reputation.

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

Even if we obtain a breakthrough therapy designation by the FDA for a product candidate may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes, as well as judicial challenges, regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, since 2003, Medicare coverage for drug purchases by the elderly have been subject to a reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to executive, judicial and Congressional challenges. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate was a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA were invalid as well. The U.S. Supreme Court heard arguments in the case in November 2020 and issued its decision in June 2021, ruling that the plaintiffs lacked the standing to challenge the individual mandate provision. In so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the PPACA in its entirety. Another case challenging the PPACA’s requirement that insurers cover certain preventative services is currently pending before the same U.S. District Court Judge in the Northern District of Texas who ruled against the individual mandate in 2018. In September 2022, the judge held that the PPACA requirement to cover certain preventative services violated the U.S. Constitution and set a schedule for additional briefing, which was completed in January 2023. In March 2023, the judge struck down the requirement with immediate nationwide effect by ruling, in part, that members of a panel charged under the PPACA with recommending preventative services coverage had been appointed in an unconstitutional manner. Parties on both sides of the lawsuit appealed this ruling, and in June 2024 the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) held, among other things, that the PPACA’s requirement that group health plans and health insurance issuers cover certain preventative services without cost-sharing is unconstitutional. The Fifth Circuit also reversed district court’s nationwide injunction on procedural grounds and remanded the case to the district court for additional consideration. It is unclear how this decision, subsequent decisions and appeals, or any potential future litigation and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement may have on our business and the potential profitability of our product candidates.

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

Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

●	inability to meet our product specifications and quality requirements consistently;
●	delay or inability to procure or expand sufficient manufacturing capacity;
●	issues related to scale-up of manufacturing;
●	costs and validation of new equipment and facilities required for scale-up;
●	our third party manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately;
●	our third party manufacturers may fail to comply with cGMP or other requirements or inspections by the FDA or other comparable regulatory authorities;
●	our inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, if at all;
●	breach, termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
●	reliance on single sources for drug components;
●	lack of qualified backup suppliers for those components that are currently purchased from a sole or single-source supplier;
●	our third party manufacturers may not devote sufficient resources to our product candidates;
●	we may not own, or may have to share, the intellectual property rights to any improvements made by our third party manufacturers in the manufacturing process for our product candidates;
●	operations of our third party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier; and
●	carrier disruptions or increased costs that are beyond our control.

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

As of June 30, 2024, we had 31 full-time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based upon shares of our common stock outstanding as of June 30, 2024, our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 18.9% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2024, we had outstanding 114,846,271 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant.
10.5	2019 Equity Incentive Plan, as amended.
31.1	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Shoshana Shendelman, President and Chief Executive Officer (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Les Funtleyder, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

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

APPLIED THERAPEUTICS, INC.

Date: August 7, 2024	By:	/s/ Shoshana Shendelman, Ph.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Les Funtleyder
Les Funtleyder
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)