Form 10-Q
period 2024-09-30
Applied Therapeutics, Inc.
filed 2024-11-07
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the registrant had 116,356,474 shares of common stock, $0.0001 par value per share, outstanding.

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

•
our plans to develop, market and commercialize our product candidates;
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
•
the anticipated indications for our product candidates, if approved;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	As of	As of
	September 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,867	$49,898
Security deposits and leasehold improvements	253	254
Prepaid expenses and other current assets	5,483	4,234
Total current assets	104,603	54,386
Operating lease right-of-use asset	1,963	447
TOTAL ASSETS	$106,566	$54,833
LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$264	$429
Accounts payable	2,837	1,742
Accrued expenses and other current liabilities	13,489	15,286
Warrant liabilities	82,377	53,725
Total current liabilities	98,967	71,182
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	1,707	38
Clinical holdback - long-term portion	—	759
Total noncurrent liabilities	1,707	797
Total liabilities	100,674	71,979
STOCKHOLDERS’ EQUITY/(DEFICIT):
Common stock, $0.0001 par value; 250,000,000 shares authorized as of September 30, 2024 and 200,000,000 shares authorized as of December 31, 2023; 116,356,474 shares issued and outstanding as of September 30, 2024 and 84,869,832 shares issued and outstanding as of December 31, 2023	11	8
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	624,098	451,432
Accumulated deficit	(618,217)	(468,586)
Total stockholders' equity/(deficit)	5,892	(17,146)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$106,566	$54,833

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUE:
License revenue	$—	$—	$—	$10,660
Research and development services revenue	122	—	455	—
Total revenue	122	—	455	10,660
COSTS AND EXPENSES:
Research and development	14,828	10,785	37,049	38,602
General and administrative	15,037	4,710	34,683	15,585
Total costs and expenses	29,865	15,495	71,732	54,187
LOSS FROM OPERATIONS	(29,743)	(15,495)	(71,277)	(43,527)
OTHER (EXPENSE) INCOME, NET:
Interest income	1,357	392	2,572	1,020
Change in fair value of warrant liabilities	(40,184)	(27,277)	(80,845)	(39,611)
Other (expense) income, net	(21)	10	(81)	34
Total other expense, net	(38,848)	(26,875)	(78,354)	(38,557)
Net loss	$(68,591)	$(42,370)	$(149,631)	$(82,084)
Net loss per share attributable to common stockholders	$(0.48)	$(0.47)	$(1.09)	$(1.09)
Weighted-average common stock outstanding	144,345,781	90,669,969	137,893,249	75,482,234

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Comprehensive Loss

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss	$(68,591)	$(42,370)	$(149,631)	$(82,084)
Other comprehensive loss, net of tax
Unrealized loss on marketable securities	—	—	—	(51)
Other comprehensive loss, net of tax	—	—	—	(51)
Comprehensive loss, net of tax	$(68,591)	$(42,370)	$(149,631)	$(82,135)

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ Equity/(Deficit)

(in thousands, except share and per share data)

(Unaudited)

	Common Stock				Accumulated
	$0.0001		Additional		Other	Total
	Par Value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE, January 1, 2023	48,063,358	$5	$352,828	$(348,823)	$51	$4,061
Restricted Stock Units released for common stock issued under Equity Incentive Plan	50,203	—	—	—	—	—
Stock-based compensation expense	—	—	2,055	—	—	2,055
Net loss	—	—	—	(10,137)	—	(10,137)
Other comprehensive loss	—	—	—	—	(51)	(51)
BALANCE, March 31, 2023	48,113,561	5	354,883	(358,960)	—	(4,072)
Issuance of common stock and pre-funded warrants, net of issuance costs of $2.5 million	9,735,731	1	27,449	—	—	27,450
Exercise of pre-funded warrants for common stock	4,250,000	—	—	—	—	—
Exercise of stock options	20,174	—	22	—	—	22
Stock-based compensation expense	—	—	1,843	—	—	1,843
Net loss	—	—	—	(29,577)	—	(29,577)
BALANCE, June 30, 2023	62,119,466	6	384,197	(388,537)	—	(4,334)
Issuance of common stock, net of issuance costs of $0.4 million	4,284,344	—	7,004	—	—	7,004
Exercise of common warrants	10,250,000	1	26,754	—	—	26,755
Exercise of stock options	65,445	—	65	—	—	65
Exercise of stock options, not yet issued	(3,804)	—	—	—	—	—
Restricted Stock Units released for common stock issued under Equity Incentive Plan	418,065	—	—	—	—	—
Stock-based compensation expense	—	—	1,836	—	—	1,836
Net loss	—	—	—	(42,370)	—	(42,370)
BALANCE, September 30, 2023	77,133,516	7	419,856	(430,907)	—	(11,044)

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ (Deficit)/Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Total
	Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)/Equity
BALANCE, January 1, 2024	84,869,832	$8	$451,432	$(468,586)	$(17,146)
Issuance of common stock and pre-funded warrants, net of issuance costs of $8.2 million	15,285,714	2	104,746	—	104,748
Exercise of common warrants	9,025,000	1	61,217	—	61,218
Exercise of pre-funded warrants	4,206,285	—	—	—	—
Exercise of stock options	32,290	—	33	—	33
Restricted Stock Units released for common stock issued under Equity Incentive Plan	822,682	—	—	—	—
Stock-based compensation expense	—	—	2,379	—	2,379
Net loss	—	—	—	(83,938)	(83,938)
BALANCE, March 31, 2024	114,241,803	$11	$619,807	$(552,524)	$67,294
Exercise of stock option	295,202	—	310	—	310
Restricted Stock Units released for common stock issued under Equity Incentive Plan	309,266	—	—	—	—
Stock-based compensation expense	—	—	1,890	—	1,890
Net income	—	—	—	2,898	2,898
BALANCE, June 30, 2024	114,846,271	11	622,007	(549,626)	72,392
Exercise of pre-funded warrants	1,385,525	—	—	—	—
Restricted Stock Units released for common stock issued under Equity Incentive Plan	124,678	—	—	—	—
Stock-based compensation expense	—	—	2,091	—	2,091
Net loss	—	—	—	(68,591)	(68,591)
BALANCE, September 30, 2024	116,356,474	$11	$624,098	$(618,217)	$5,892

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
OPERATING ACTIVITIES:
Net loss	$(149,631)	$(82,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,360	5,734
Amortization of insurance premium	566	1,723
Amortization of operating lease right-of-use assets	345	347
Amortization of leasehold improvements	1	1
Change in operating lease liability	(357)	(356)
Change in fair value of warrant liabilities	80,845	39,611
Changes in operating assets and liabilities:
Financed insurance premium	—	(1,546)
Prepaid expenses	(1,815)	(480)
Accounts payable	1,095	1,471
Accrued expenses and other current liabilities	(1,486)	(2,816)
Other liabilities	(759)	227
Net cash used in operating activities	(64,836)	(38,168)
INVESTING ACTIVITIES:
Proceeds from sale of available-for-sale securities	—	4,944
Proceeds from maturities of available-for-sale securities	—	8,928
Net cash provided by investing activities	—	13,872
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	104,748	34,606
Proceeds from financed insurance premium	—	1,546
Repayments of short-term borrowings	(311)	(1,393)
Exercise of common warrants	9,025	10,250
Exercise of stock options	343	87
Net cash provided by financing activities	113,805	45,096
NET INCREASE IN CASH AND CASH EQUIVALENTS	48,969	20,800
Cash and cash equivalents at beginning of period	49,898	16,657
Cash and cash equivalents at end of period	$98,867	$37,457
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Conversion of warrant liabilities to equity for warrant exercises	$52,193	$16,505
Operating lease right of use asset obtained in exchange for operating lease liability	$1,861	$—
Unrealized loss on marketable securities	$—	$(51)
Offering costs still in accrued expense	$—	$152

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of September 30, 2024, results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Liquidity and Going Concern

Under ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management is required at each reporting period to evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. As of September 30, 2024, financing through the Company’s March 2024 Private Placement, Leerink ATM Agreement and warrant exercises has resulted in net proceeds of $113.8 million, after deducting placement agent commissions and other offering expenses (see Note 7 and Note 8). The Company continues to evaluate several potential long-term financing options, including equity capital, debt, convertible debt, and synthetic royalty financing. Additionally, the Company is in active dialogue with several potential partners regarding business development opportunities related to one or more of its programs. There can be no assurances that the Company’s discussions with any of the current counterparties will be successful, and the Company expects to continue to pursue additional opportunities.

As reflected in the accompanying financial statements, the Company incurred a net loss of $149.6 million for the nine months ended September 30, 2024, and has an accumulated deficit of $618.2 million as of September 30, 2024. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe provides a source of capital to the Company based on clinical and regulatory milestones. The Company received a $10.7 million upfront payment from Advanz Pharma in January 2023 in conjunction with signing the agreement. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals and potential revenues. However, there are no guarantees that this will materialize timely or at all, and delays or unexpected data could disrupt this potential liquidity. Broadly, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. The Company currently expects that its existing cash and cash equivalents of $98.9 million as of September 30, 2024, will fund its operating expenses and capital requirements for at least twelve months from the date this Quarterly Report on Form 10-Q is issued.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the Company's ability to continue as a going concern as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing the financial statements, management used significant estimates in the following areas, among others: prepaid and accrued expenses; warrant liabilities valuation; license revenue; research and development services revenue; stock-based compensation expense; the likelihood of realization of deferred tax assets; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2024.

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

During the three and nine months ended September 30, 2024, the Company recorded $0.1 and $0.3 million, respectively, in expense related to the Columbia Agreements. During the three and nine months ended September 30, 2023, the Company recorded zero and $0.1 million in expense, respectively, related to the Columbia Agreements. In aggregate, the Company has incurred $3.2 million in expense from the execution of the Columbia Agreements through September 30, 2024.

As of September 30, 2024, the Company had $0.1 million due to Columbia University included in accrued expenses and no amounts in accounts payable. As of December 31, 2023, the Company had $29,000 due to Columbia University included in accrued expenses and no amounts in accounts payable.

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

The Company recorded $1.1 million and $1.3 million, respectively, in research and development expense related to the Miami License Agreement during the three and nine months ended September 30, 2024. The Company recorded $0.2 million, respectively, in research and development expense related to the Miami License Agreement during each of the three and nine months ended September 30, 2023.

As of September 30, 2024, the Company had $1.3 million due to UM included in accrued expenses relating to the 2020 Miami License Agreement. As of December 31, 2023, the Company had $0.4 million due to UM included in accrued expenses relating to the 2020 Miami License Agreement.

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

During the three and nine months ended September 30, 2024 and 2023 , the Company recorded no research and development expense in relation to the 2020 Miami Research Agreement.

As of September 30, 2024, there are no amounts recorded as accrued expenses related to the 2020 Miami Research Agreement. As of December 31, 2023, the Company had $0.1 million in accrued expenses relating to the 2020 Miami Research Agreement.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of September 30, 2024, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report.

	As of
	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$13,757	$—	$—	$13,757
Money market funds	85,110	—	—	85,110
Total cash and cash equivalents	$98,867	$—	$—	$98,867
Total financial assets measured at fair value on a recurring basis	$98,867	$—	$—	$98,867
Warrant liabilities - common warrants	—	—	82,377	82,377
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$82,377	$82,377

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

The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions included below as of September 30, 2024 and December 31, 2023.

	September 30,	December 31,
	2024	2023
Expected term (in years)	2.1	2.4
Volatility	99.92%	109.46%
Risk-free interest rate	3.77%	4.32%
Dividend yield	0.00%	0.00%

As of September 30, 2024, the Company utilized a probability-weighted approach that considered the probability of a change in control at the Company in the Black-Scholes option pricing model, whereby a 20% probability of change in control was used for years three and four and a 10% probability was used for year five in the term of the agreements.

As of December 31, 2023 the Company utilized a probability-weighted approach that considered the probability of a change in control at the Company in the Black-Scholes option pricing model, whereby a 20% probability of change in control was used for years two and three and a 5% probability was used for years four and five in the term of the agreements.

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

Warrant Liabilities
Balance as of January 1, 2024	$53,725
Warrants exercised	(52,193)
Change in fair value	80,845
Balance as of September 30, 2024	$82,377

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

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Prepaid research and development expenses	$2,885	$2,880
Insurance premium asset	—	566
Prepaid manufacturing costs	327	—
Prepaid insurance	768	—
Prepaid commercial and patient advocacy	875	284
Research and development tax credit receivable	262	262
Other prepaid expenses and current assets	366	242
Total prepaid expenses & other current assets	$5,483	$4,234

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Accrued pre-clinical and clinical expenses	$4,386	$10,142
Short-term insurance financing note	—	310
Deferred revenue	212	667
Accrued professional fees	1,166	1,307
Accrued compensation and benefits	2,013	2,066
Accrued commercial expenses	3,770	19
Accrued patent expenses	1,382	396
Other	560	379
Total accrued expenses & other current liabilities	$13,489	$15,286

6. STOCK‑BASED COMPENSATION

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

As of September 30, 2024, there were 473,973 shares of common stock available for issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock‑based compensation expense recorded for employees, directors and non‑employees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$951	$764	$2,907	$2,378
General and administrative	1,140	1,072	3,453	3,356
Total stock-based compensation expense	$2,091	$1,836	$6,360	$5,734

Stock Option Activity

During the nine months ended September 30, 2024, the Company did not grant any stock options. For the three months ended September 30, 2024 and 2023, amortization of stock compensation of options amounted to $0.4 million and $1.1 million, respectively, and for the nine months ended September 30, 2024 and 2023, amortization of stock compensation of options amounted to $1.6 million and $3.9 million, respectively. As of September 30, 2024 and 2023, the total unrecognized stock‑based compensation expense for unvested options was $0.7 million and $3.7 million, respectively, which is expected to be recognized over 1.2 years and 1.8 years, respectively.

The following table summarizes the information about stock options outstanding at September 30, 2024:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
(in thousands, except for share data)	Options Outstanding	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at December 31, 2023	4,695,619	$2.01	5.9	$7,875
Options granted	—	—
Options exercised	(327,492)	1.05
Forfeited	(58,123)	1.05
Expired	—	—
Outstanding at September 30, 2024	4,310,004	$2.09	5.0	$27,613

Exercisable at September 30, 2024	4,168,686	$2.13	5.0	$26,561
Nonvested at September 30, 2024	141,318	$1.05	7.2	$1,052

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at September 30, 2024. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2024, was zero and $1.1 million, respectively. The intrinsic value of stock options exercised during the three and nine months ended September 30, 2023, was $0.1 million. The total grant-date fair value of stock options vested during the three and nine months ended September 30, 2024 was $0.1 million and $0.2 million, respectively. The total grant-date fair value of stock options vested during the three and nine months ended September 30, 2023 was $0.1 million and $0.4 million, respectively.

Restricted Stock Unit Activity

During the nine months ended September 30, 2024, the Company granted 1,425,000 restricted stock units (“RSUs”). For the three months ended September 30, 2024 and 2023, amortization of stock compensation of RSUs amounted to $1.7 million and $0.7 million, respectively. For the nine months ended September 30, 2024 and 2023, amortization of stock compensation of RSUs amounted to $4.8 million and $1.8 million, respectively. As of September 30, 2024 and 2023, the unamortized compensation costs associated with non-vested restricted stock awards were $17.8 million and $4.5 million, respectively, with a weighted-average remaining amortization period of 2.6 years.

The following table summarizes the information about restricted stock units outstanding at September 30, 2024:

		Weighted-Average
		Grant Date
(in thousands, except for share data)	Shares	Fair Value
Outstanding at December 31, 2023	6,917,422	$2.35
Awarded	1,425,000	5.71
Released	(1,256,626)	1.86
Forfeited	(633,984)	2.92
Outstanding at September 30, 2024	6,451,812	$3.35
Nonvested at September 30, 2024	6,205,093	$3.38

Weighted Average Remaining Recognition Period (in years)	2.6

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of September 30, 2024, no shares of common stock had been issued under the ESPP. The first offering period will commence on November 15, 2024.

7. STOCKHOLDERS’ EQUITY

As of September 30, 2024, and December 31, 2023, the authorized capital stock of the Company consisted of 250,000,000 and 200,000,000 shares of common stock, respectively, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share, respectively.

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

As of September 30, 2024, the Company has sold an aggregate of 20,615,976 shares of the company’s common stock, pursuant to the Leerink ATM Agreement with an average sale price of $3.36 per share, resulting in net proceeds of $49.3 million, after deducting underwriting discounts, commissions and offering expenses. The Company intends to use the net proceeds from the Leerink ATM to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes.

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

The fair value of warrants issued was estimated using the Black‑Scholes option pricing model with the following assumptions for the 2017 Warrants.

Contractual term (in years)	10.0
Volatility	74.48%
Risk-free interest rate	3.20%
Dividend yield	0.00%

Warrants Issued with the 2018 Notes

On January 18, 2018, the Company entered into a placement agent agreement through which it became obligated to issue common stock warrants in connection with the issuance of convertible promissory notes, issued on February 5, 2018 (the “2018 Notes”). The obligation to issue the 2018 Notes Warrants was recorded as a liability at its fair value, (see Note 3), which was initially $0.1 million, and was included in the issuance costs of the 2018 Notes. On November 5, 2018, in connection with the extinguishment of the 2018 Notes into shares of Series B Preferred Stock, the Company issued the 2018 Notes Warrants, which were equity‑classified warrants upon issuance, to purchase 76,847 shares of common stock, valued at $0.3 million. The exercise price of the 2018 Notes Warrants resets each time the Company issues common stock with an issue price less than the exercise price of the Warrants. The 2018 Notes Warrants vested immediately upon issuance and expire on November 4, 2028. The exercise price of the 2018 Notes Warrants was $3.98 and $3.99 per share as of September 30, 2024 and December 31, 2023, respectively.

Warrants Issued with Series B Preferred Stock

In November and December 2018, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue equity-classified warrants to purchase 72,261 shares of common stock (collectively the “2018 Warrants”), valued in the aggregate at $0.2 million, which was included in the issuance costs for the Series B Preferred Stock. The exercise price of the warrants resets each time the Company issues common stock with an issue price less than the exercise price of the warrants. The warrants vested immediately upon issuance and expire 10 years from the date of issuance. The exercise price of the warrants was $4.84 and $4.86 per share as of September 30, 2024, and December 31, 2023, respectively.

The fair value of the 2018 Warrants was estimated using the Black‑Scholes option pricing model with the following assumptions:

Contractual term (in years)	10.0
Volatility	73.22%
Risk-free interest rate	2.70%
Dividend yield	0.00%

In February 2019, in connection with the sale and issuance of the Series B Preferred Stock, the Company was obligated to issue warrants to purchase 23,867 shares of common stock (collectively the “2019 Warrants”), valued in the aggregate at $0.1 million, which was included in the issuance costs for the Series B Preferred Stock. The exercise price of the warrants resets each time the Company issues common stock with an issue price less than the exercise price of the warrants. The warrants vested immediately upon issuance and expire 10 years from the date of issuance. The exercise price of the warrants was $4.84 and $4.86 per share as of September 30, 2024, and December 31, 2023, respectively.

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

As of September 30, 2024, warrant holders exercised 8,500,000 Pre-Funded Warrants on a cash basis and received 8,500,000 shares of common stock. The Company received $850 in cash proceeds for the exercise of these Pre-Funded Warrants.

As of September 30, 2024, the Company had 1,500,000 Pre-Funded Warrants from the June 2022 offering outstanding with a weighted average exercise price of $0.0001 per share and an average contractual life of 5 years.

The Common Warrants were accounted for as liabilities under ASC 815-40, as these warrants provide for a settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. These warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

As of September 30, 2024, warrant holders exercised 19,275,000 Common Warrants on a cash basis and received 19,275,000 shares of common stock. The Company received $19.3 million in cash proceeds for the exercise of these Common Warrants.

As of September 30, 2024, the Company had 10,725,000 Common Warrants outstanding with a weighted average exercise price of $1.00 per share and an average contractual life of 5 years.

The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions included below as of September 30, 2024 and December 31, 2023.

	September 30,	December 31,
	2024	2023
Expected term (in years)	2.1	2.4
Volatility	99.92%	109.46%
Risk-free interest rate	3.77%	4.32%
Dividend yield	0.00%	0.00%

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

As of September 30, 2024, warrant holders exercised 3,092,680 Pre-Funded Warrants on a cashless basis and received 3,091,810 shares of common stock.

As of September 30, 2024, the Company had 18,907,320 Pre-Funded Warrants from the April 2023 private placement outstanding with a weighted average exercise price of $0.001 per share. The pre-funded warrants do not have an expiration date.

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

As of September 30, 2024, the Company had 2,000,000 Pre-Funded Warrants from the March 2024 private placement outstanding with a weighted average exercise price of $0.001 per share. The pre-funded warrants do not have an expiration date.

A summary of the Company’s outstanding pre-funded and common stock warrants as of September 30, 2024 is as follows:

	Equity Classified	Liability Classified	Total
	Warrants	Warrants	Warrants
Outstanding as of January 1, 2024	31,783,652	19,750,000	51,533,652
Warrants granted and issued	2,000,000	—	2,000,000
Warrants exercised	(5,592,680)	(9,025,000)	(14,617,680)
Outstanding as of September 30, 2024	28,190,972	10,725,000	38,915,972

9. LEASES

The following table summarizes the Company’s lease related costs for the three and nine months ended September 30, 2024 and 2023:

		Three Months Ended		Nine Months Ended
(in thousands)		September 30,		September 30,
Lease Cost	Statement of Operations Location	2024	2023	2024	2023
Operating Lease Cost	General and administrative	$132	$126	$386	$378
Total lease cost		$132	$126	$386	$378

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Nine Months Ended
	September 30,	September 30,
Other Information	2024	2023
Weighted-average remaining lease term
Operating leases	5.0 years	1.1 years
Weighted-average discount rate
Operating leases	15.45%	5.69%

The following table summarizes the maturities of lease liabilities as of September 30, 2024:

Operating
Year	(in thousands)
2024	135
2025	546
2026	556
2027	550
2028	563
Thereafter	479
Total lease payments	2,829
Less: interest	858
Total lease liabilities	$1,971

On September 11, 2024, the Company entered into a lease renewal agreement for its New York office space located at 545 Fifth Avenue, suite 1400, New York, New York 10017 (the "New York Lease") for a five-year term with total lease payments totaling $2.7 million. In conjunction with the execution of the New York lease renewal, the Company leased additional space located in suite 1401 for a five-year term with lease payments totaling $1.3 million. The lease of suite 1401 is anticipated to commence on November 10, 2024, or such earlier date as the Company begins occupancy of the leased space for its business operations.

10. INCOME TAXES

During the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

11. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre‑tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made approximately $0.1 million and $0.3 million, respectively, in matching contributions to the plan during the three and nine months ended September 30, 2024. The Company made approximately $0.1 million and $0.3 million, respectively, in matching contributions to the plan during the three and nine months ended September 30, 2023.

12. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted‑average number of shares of common stock outstanding during the period, which includes shares issuable under pre-funded warrants agreements for little consideration.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three and nine months ended September 30, 2024 and 2023, as the inclusion of all potential common shares outstanding would have been anti‑dilutive.

The following tables set forth the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except for share data)	2024	2023	2024	2023
Numerator:
Net loss	$(68,591)	$(42,370)	$(149,631)	$(82,084)
Denominator:
Weighted-average common stock outstanding	144,345,781	90,669,969	137,893,249	75,482,234
Net loss per share attributable to common stockholders - basic and diluted	$(0.48)	$(0.47)	$(1.09)	$(1.09)

The Company excluded the following potential common shares, presented based on amounts outstanding for the three and nine months ended September 30, 2024 and 2023, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti‑dilutive effect:

	As of
	September 30,
	2024	2023
Options to purchase common stock	4,310,004	4,695,619
Restricted stock units	6,451,812	3,326,336
Warrants to purchase common stock	10,850,618	19,875,618

13. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE‑LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A member of the Company’s board of directors is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three and nine months ended September 30, 2024, the Company made payments to Alexandria LaunchLabs of approximately $25,000 and $0.1 million. During the three and nine months ended September 30, 2023, the Company made payments to Alexandria LaunchLabs of approximately $24,000 and $0.1 million, respectively, under the LaunchLabs Agreement, which was recognized in research and development expenses. As of September 30, 2024, there was no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement. As of December 31, 2023, there was $8,000 due to Alexandria LaunchLabs under the LaunchLabs Agreement.

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

Revenue should be recognized when, or as, an entity satisfies a performance obligation by transferring a promised good or service to a customer, i.e., when the customer obtains control of the good or service. The license granted to Advanz Pharma is being accounted for as a distinct performance obligation. The Advanz Pharma license relates to functional IP for which revenue is recognized at a point in time – in the case of this license agreement, the point in time is at inception of the contract because the customer obtained control of the license and was able to use and benefit from its right to use the intellectual property at that point. The Company recognized the transaction price allocated to the license obligation of $10.7 million as license revenue on its statements of operations for the nine months ended September 30, 2023. There were no amounts recognized for the three months ended September 30, 2023.

As of December 31, 2023, the Company made certain immaterial adjustments, which resulted in the Company allocating $9.3 million to the license performance obligation; $1.3 million to the research and development performance obligation; and $0.1 million to the manufacturing and supply material right.

The research and development services performance obligation under the Advanz Agreement represents a separate performance obligation. The research and development services were provided to Advanz Pharma by the Company from inception of the agreement in January 2023 and will continue through completion of post marketing authorization approval studies. Revenue related to the research and development services performance obligation was recognized as services were performed based on the costs incurred through September 30, 2024, as a percentage of the estimated total costs to be incurred for this performance obligation. The Company recognized $0.1 million and $0.5 million of revenue during the three and nine months ended September 30, 2024, respectively. The Company had deferred revenue of $0.1 million and $0.5 million related to the research and development performance obligation at September 30, 2024 and December 31, 2023, respectively. The Company expects to recognize the deferred revenue as of September 30, 2024, over the next six months. Operating expenses for costs incurred pursuant to this arrangement are reported in their respective expense line items in the Statements of Operations, net of any payments due to or reimbursements due from Advanz, with such reimbursements being recognized at the time the party becomes obligated to pay.

The manufacturing supply agreement material right performance obligation provided to Advanz Pharma by the Company resulted in an allocation of the transaction price and resulting deferred revenue as of contract inception and September 30, 2024 and December 31, 2023, of approximately $0.1 million. Revenue associated with this performance obligation will be recognized when Advanz Pharma buys supply from the Company after regulatory approval or upon expiration of the material right.

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

AT‑007 (also called govorestat) is a novel central nervous system, or CNS, penetrant ARI that we are developing for the treatment of rare metabolic diseases, including Galactosemia and SORD Deficiency. Galactosemia is a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. The U.S. Food and Drug Administration, or FDA, has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of Galactosemia and in June 2021, the FDA granted Fast Track Designation to AT-007 for the treatment of Galactosemia. In clinical studies, AT-007 significantly reduced plasma galactitol levels in both adults and children with Galactosemia. Galactitol is a toxic metabolite of galactose, which is formed in Galactosemia patients by aberrant activity of AR when galactose is present at high levels. In a study in children with Galactosemia ages 2-17, we demonstrated that the galactitol reduction induced by AT-007 treatment resulted in clinical benefit on activities of daily living, behavioral symptoms, cognition, fine motor skills and tremor over 18 months of treatment. Change in clinical outcome measures correlated with galactitol level.

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

In the second quarter of 2024, in the process of preparing for FDA inspection, it was discovered that the vendor we engaged to compile NIH Toolbox data for the Company used an adult formula for calculation of about one third of composite cognition and motor skills scores. Adjusting the formula to the pediatric formula resulted in significantly improved data for cognition as compared to the prior data, demonstrating improvement in the govorestat treated group of approximately 8 points on a standard scale, which was statistically significant compared to placebo (p=0.032). This also resulted in a statistically significant effect on the primary endpoint sensitivity analysis which included cognition (p=0.034). The motor skills data did not change substantially. These updates were disclosed and discussed with the FDA and EMA and will be used in the ongoing evaluation of the NDA and MAA.

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

In July 2024, the Company held a meeting with the FDA to align on the regulatory path forward for govorestat for the treatment of SORD Deficiency. The FDA’s Neurology Division confirmed that the data generated to date was appropriate for a potential NDA submission under the FDA’s Accelerated Approval Program, and discussed design of a new confirmatory study to be completed as a post-marketing requirement. The Company expects to submit an NDA early in the first quarter of 2025. If govorestat is approved for the treatment of Classic Galactosemia, the regulatory submission for the treatment of SORD will be submitted as a supplementary New Drug Application (sNDA). Patients in the INSPIRE study will be offered open-label govorestat treatment and will be followed for additional safety data generation. The review and potential approval of govorestat for SORD is independent of the ongoing review of govorestat for Classic Galactosemia.

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

AT‑001 (also called caficrestat) is a novel ARI with broad systemic exposure and peripheral nerve permeability that we are developing for the treatment of diabetic cardiomyopathy, or DbCM, a fatal fibrosis of the heart, for which no treatments are available. We completed a Phase 1/2 clinical trial evaluating AT‑001 in approximately 120 patients with type 2 diabetes, in which no drug‑related adverse effects or tolerability issues were observed. In September 2019, we announced the initiation of a Phase 3 registrational trial of AT-001 in DbCM. The study, called ARISE-HF, was designed to evaluate AT-001’s ability to improve or prevent the decline of functional capacity in patients with DbCM at high risk of progression to overt heart failure. Although we did experience enrollment delays in 2020 associated with the Covid-19 pandemic, modifications were made to the trial to include additional sites and geographies to address Covid-19-related issues. On January 4, 2024, we reported topline results from the ARISE-HF study. AT-001 (caficrestat) demonstrated a strong trend in stabilizing cardiac functional capacity, while the placebo group declined over 15 months. The placebo-treated group declined by a mean of -0.31 ml/kg/min over 15 months of treatment, while the AT-001 1500mg twice daily treated group remained primarily stable, with a mean change of -0.01 ml/kg/min over 15 months. While a trend favored active treatment, the difference between active and placebo treated groups (0.30 ml/kg/min) was not statistically significant (p=0.210). Approximately 38% of study subjects were on SGLT2 or GLP-1 therapies for treatment of diabetes, while 62% were not. In a pre-specified subgroup analysis of the primary endpoint in patients not concomitantly treated with SGLT2 or GLP-1 therapies, the placebo group declined by a mean of -0.54 ml/kg/min, while the 1500mg BID AT-001 treated group improved by a mean of 0.08 ml/kg/min over 15 months of treatment, with a difference between groups of 0.62 ml/kg/min (p=0.040). Additionally, in this subgroup analysis, the number of patients who experienced a clinically significant worsening in cardiac functional capacity of 6% or more was substantially higher in the placebo group (46%) as compared to the 1500mg BID AT-001 treated group (32.7%), odds ratio 0.56 (p=0.035). A 6% change in cardiac functional capacity has been shown to predict long-term survival and hospitalization for heart failure. The effect of AT-001 was dose dependent, with the low dose (1000mg BID) demonstrating an intermediate effect between the high dose and placebo. AT-001 was generally safe and well tolerated, with no substantial differences in serious adverse events between AT-001 treated groups as compared to placebo.

As we advance our product candidates forward in additional indications, such as SORD deficiency, PMM2-CDG and retinopathy, we anticipate potential moderate growth in our clinical development and operations teams to support the additional clinical trials, as well as addition of a medical affairs team to support the late stage indications and preparations for commercialization.

AT‑003 is a novel ARI designed to cross through the back of the eye when dosed orally, and has demonstrated strong retinal penetrance, for the treatment of diabetic retinopathy, or DR. DR is an ophthalmic disease that occurs in diabetic patients and for which treatments are currently limited to high‑cost biologics requiring intravitreal administration. DR has been linked to AR activity, including elevations in sorbitol and subsequent changes in retinal blood vessels, which distorts vision and leads to permanent blindness.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $149.6 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $618.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities, including the commercialization of AT 007. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of September 30, 2024, we had cash and cash equivalents of $98.9 million.

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

As of September 30, 2024, we had sold an aggregate of 20,615,976 shares of our common stock, pursuant to the Leerink ATM Agreement with an average sale price of $3.36 per share, resulting in net proceeds of $49.3 million, after deducting underwriting discounts, commissions and offering expenses.

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

Components of Our Results of Operations

Revenue

Since inception, we have not generated any product revenue and do not expect to generate any revenue from the sale of products until after we receive regulatory approval. We have generated revenue solely from licensing of intellectual property and sale of research and development services. If our development efforts for our product candidates are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue clinical development for our product candidates and continue to discover and develop additional product candidates. If any of our product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later‑stage clinical trials. Historically, we have incurred research and development expenses that primarily relate to the development of AT‑007, AT-001 and our ARI program. As we advance our product candidates, we expect to allocate our direct external research and development costs across each of the indications or product candidates. As we progress towards commercialization, we expect to see our research and development costs decrease significantly for those trials.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Product pipeline research and development expenses
AT-001	$404	$4,006	$4,429	$13,948
AT-007	11,187	4,108	23,327	16,581
Personnel-related expenses	1,845	1,426	5,437	4,535
Stock-based compensation	951	764	2,907	2,378
Other expenses	441	481	949	1,160
Total research and development expenses	$14,828	$10,785	$37,049	$38,602

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

Results of Operations

Three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months
	September 30,
(in thousands)	2024	2023
REVENUE:
License revenue	$—	$—
Research and development services revenue	122	—
Total revenue	122	—
COSTS AND EXPENSES:
Research and development	14,828	10,785
General and administrative	15,037	4,710
Total costs and expenses	29,865	15,495
LOSS FROM OPERATIONS	(29,743)	(15,495)
OTHER (EXPENSE) INCOME, NET:
Interest income	1,357	392
Change in fair value of warrant liabilities	(40,184)	(27,277)
Other (expense) income, net	(21)	10
Total expense, net	(38,848)	(26,875)
Net loss	$(68,591)	$(42,370)

Revenue

Revenue for the three months ended September 30, 2024 was $0.1 million, compared to $0 for the three months ended September 30, 2023. For the three months ended September 30, 2024, the increase of $0.1 million was primarily related to:

•
an increase in research and development services revenue of $0.1 million due to recognition of deferred revenue related to the Advanz agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
(in thousands)	2024	2023	Increase/(Decrease)
Clinical and pre-clinical	$8,831	$8,215	$616
Drug manufacturing and formulation	174	(228)	402
Personnel expenses	1,845	1,426	419
Stock-based compensation	951	764	187
Regulatory and other expenses	3,027	608	2,419
Total research and development expenses	$14,828	$10,785	$4,043

Research and development expenses for the three months ended September 30, 2024 were $14.8 million, compared to $10.8 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, the increase of $4.0 million was primarily related to:

•
an increase in clinical and pre-clinical expense of $0.6 million, primarily due to increased costs related to AT-007 for the three months ended September 30, 2024, offset by decreased costs related to AT-001;
•
an increase in drug manufacturing and formulation costs of $0.4 million primarily related to the release of legacy accruals for the three months ended September 30, 2023, which did not occur for the three months ended September 30, 2024;
•
an increase in personnel expense of $0.4 million primarily due to salary increases;
•
an increase in stock-based compensation of $0.2 million due amortization of additional RSU awards being granted in 2024; and
•
an increase in regulatory and other expenses of $2.4 million primarily due to near completion of AT-007 study.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
(in thousands)	2024	2023	Increase/(Decrease)
Legal and professional fees	$3,783	$2,062	$1,721
Commercial expenses	6,312	(450)	6,762
Personnel expenses	2,084	736	1,348
Stock-based compensation	1,140	1,072	68
Insurance expenses	328	441	(113)
Other expenses	1,390	849	541
Total general and administrative expenses	$15,037	$4,710	$10,327

General and administrative expenses were $15.0 million for the three months ended September 30, 2024, compared to $4.7 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, the increase of $10.3 million was primarily related to:

•
an increase in legal and professional fees of $1.7 million related to higher external legal fees to support planned commercialization;
•
an increase in commercial expenses of $6.8 million, due to planned commercialization;
•
an increase in personnel expenses of $1.3 million primarily due to salary increases and hiring of employees during the three months ended September 30, 2024;

•
an increase in stock-based compensation of $0.1 million primarily due to additional grants of RSUs offset by legacy options becoming fully vested;
•
a decrease in insurance expenses of $0.1 million related to decreased insurance costs; and
•
an increase in other expenses of $0.5 million due to an overall increase in data storage costs to support planned commercialization.

Interest Income, Net

Interest income was $1.4 million for the three months ended September 30, 2024 compared to $0.4 million for the three months ended September 30, 2023. Interest income increased due to higher interest rates and cash balances in the current period.

Change in Fair Value of Warrant Liabilities

Change in the fair value of warrant liabilities was a $40.2 million expense for the three months ended September 30, 2024, as compared to a $27.3 million expense for the three months ended September 30, 2023. The change in the fair value of warrant liabilities is primarily related to an overall increase in stock price,offset by a decrease in the number of liability-classified warrants outstanding as of September 30, 2024 (19,750,000 at September 30, 2023 compared to 10,725,000 at September 30, 2024).

Other (Expense) Income, Net

Other (expense) income, net expense was a $21,000 expense for the three months ended September 30, 2024, compared to a gain of $10,000 for the three months ended September 30, 2023, primarily due to foreign exchange gains/losses.

Nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
REVENUE:
License revenue	$—	$10,660
Research and development services revenue	455	—
Total revenue	455	10,660
COSTS AND EXPENSES:
Research and development services revenue	37,049	38,602
General and administrative	34,683	15,585
Total costs and expenses	71,732	54,187
LOSS FROM OPERATIONS	(71,277)	(43,527)
OTHER (EXPENSE) INCOME, NET:
Interest income	2,572	1,020
Change in fair value of warrant liabilities	(80,845)	(39,611)
Other (expense) income, net	(81)	34
Total other expense	(78,354)	(38,557)
Net loss	$(149,631)	$(82,084)

Revenue

Revenue for the nine months ended September 30, 2024 was $0.5 million, compared to $10.7 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 , the decrease of $10.2 million was primarily related to:

•
a decrease in license revenue of $10.7 million, due to the Company not executing any new license arrangements for the nine months ended September 30, 2024;
•
an increase in research and development services revenue of $0.5 million due to recognition of deferred revenue related to the Advanz agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023	Increase/(Decrease)
Clinical and pre-clinical	$23,452	$28,776	$(5,324)
Drug manufacturing and formulation	242	1,583	(1,341)
Personnel expenses	5,437	4,535	902
Stock-based compensation	2,907	2,378	529
Regulatory and other expenses	5,011	1,330	3,681
Total research and development expenses	$37,049	$38,602	$(1,553)

Research and development expenses for the nine months ended September 30, 2024 were $37.0 million, compared to $38.6 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the decrease of $1.6 million was primarily related to:

•
a decrease in clinical and pre-clinical expense of $5.3 million, primarily due to decreased expense related to AT-001, offset by increased expense related to AT-007 during the nine months ended September 30, 2024;
•
a decrease in drug manufacturing and formulation costs of $1.3 million primarily due to near completion of AT-001 and AT-007 studies;
•
an increase in personnel expense of $0.9 million primarily due to salary increases;
•
an increase in stock-based compensation of $0.5 million due to additional RSU grants; and
•
an increase in regulatory and other expenses of $3.7 million due to near completion of AT-001 and AT-007 studies.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023	Increase/(Decrease)
Legal and professional fees	$9,346	$5,154	$4,192
Commercial expenses	11,600	(79)	11,679
Personnel expenses	5,423	2,851	2,572
Stock-based compensation	3,453	3,356	97
Insurance expenses	1,176	1,846	(670)
Other expenses	3,685	2,457	1,228
Total general and administrative expenses	$34,683	$15,585	$19,098

General and administrative expenses were $34.7 million for the nine months ended September 30, 2024, compared to $15.6 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the increase of $19.1 million was primarily related to:

•
an increase in legal and professional fees of $4.2 million related to higher external legal fees to support planned commercialization;
•
an increase in commercial expenses of $11.7 million, due to planned commercialization.
•
an increase in personnel expenses of $2.6 million primarily due to salary increases, severance packages and hiring of new employees (including new executives);
•
an increase in stock-based compensation of $0.1 million is due to additional RSU awards being granted, offset by the termination of a key executive, which resulted in reversal of stock based compensation expense;
•
a decrease in insurance expenses of $0.7 million related to decreased insurance costs; and
•
an increase in other expenses of $1.2 million due to an overall increase in data storage costs to support planned commercialization.

Interest Income, Net

Interest income was $2.6 million for the nine months ended September 30, 2024, as compared to $1.0 million for the nine months ended September 30, 2023. Interest income increased due to higher interest rates and cash balances in the current period.

Change in Fair Value of Warrant Liabilities

Change in the fair value of warrant liabilities was a $80.8 million expense for the nine months ended September 30, 2024, as compared to a $39.6 million expense for the nine months ended September 30, 2023. The change in the fair value of warrant liabilities is primarily related to changes in our common share price, offset by a decrease in the number of liability-classified warrants outstanding as of September 30, 2024 (19,750,000 at September 30, 2023 compared to 10,725,000 at September 30, 2024).

Other (Expense) Income, Net

Other (expense) income, net expense was a $0.1 million loss for the nine months ended September 30, 2024, compared to a gain of $34,000 for the nine months ended September 30, 2023, primarily due to foreign exchange gains/losses.

Liquidity and Capital Resources

Since our inception and through September 30, 2024, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. The exclusive licensing agreement with Advanz Pharma for commercialization rights to AT-007 in Europe is expected to provide a source of capital to the Company based on clinical and regulatory milestones. If actualization of these milestones aligns with the projected timelines, and product approvals are received in the timeframes expected, this source of capital may be sufficient to cover operating expenses through expected product approvals. However, there are no guarantees that this will materialize, and delays or unexpected data could disrupt this potential source of liquidity. Broadly, we have not yet established an ongoing source of product revenue sufficient to cover our operating costs and we are dependent on debt and equity financing to fund our operations. As of September 30, 2024, our cash and cash equivalents were $98.9 million. We believe that our cash and cash equivalents and the projected clinical and regulatory milestone payments expected in fiscal year 2025 from Advanz Pharma will be sufficient to fund our operations into 2026, and potentially beyond if clinical trial completion and marketing authorization in Europe as well as commercial sales milestones materialize in the expected timelines. Additionally, the Priority Review Voucher (PRV), which would be granted upon a potential Galactosemia NDA approval could substantially extend our cash runway.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(64,836)	$(38,168)
Net cash provided by investing activities	—	13,872
Net cash provided by financing activities	113,805	45,096
Net increase in cash and cash equivalents	$48,969	$20,800

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024, was $64.8 million primarily due to our net loss of $149.6 million, a decrease in accrued expenses and other current liabilities of $1.5 million, a decrease in other liabilities of $0.8 million, a decrease in prepaid expenses of $1.8 million, and a decrease in operating lease liability of $0.4 million. This is partially offset by an increase in fair value of warrant liabilities of $80.8 million, an increase of $6.4 million in non-cash stock-based compensation expense, amortization of insurance premium of $0.6 million, an increase in accounts payable of $1.1 million, amortization of operating lease right-of-use assets of $0.3 million and amortization of leasehold improvements of $1,000.

Net cash used in operating activities for the nine months ended September 30, 2023, was $38.2 million primarily due to our net loss of $82.1 million, a decrease in accrued expenses and other current liabilities of $2.8 million, a decrease in financed insurance premium of $1.5 million, a decrease in prepaid expenses of $0.5 million, and a decrease in operating lease liability of $0.4 million. This is partially offset by an increase in fair value of warrant liabilities of $39.6 million, an increase of $5.7 million in non-cash stock-based compensation expense, amortization of insurance premium of $1.7 million, an increase in accounts payable of $1.5 million, amortization of operating lease right-of-use assets of $0.3 million, an increase in other liabilities of $0.2 million, and amortization of leasehold improvements of $1,000.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024, was $0 due to sale of all investments during 2023.

Net cash provided by investing activities for the nine months ended September 30, 2023 was $13.9 million relating to the proceeds from the sale of available-for-sale securities of $4.9 million and maturities of available-for-sale securities of $8.9 million.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $113.8 million, primarily from proceeds from the issuance of shares and pre-funded warrants of $104.7 million as part of the March 2024 private placement and issuance of shares under the Leerink ATM Agreement, and $9.0 million from the exercise of common warrants, $0.3 million from exercise of stock options for common stock under the equity incentive plan, partially offset by repayment of short-term borrowings of $0.3 million.

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

Contractual Obligations and Commitments

We lease certain assets under noncancelable operating leases, which expire through 2029. The leases relate primarily to office space. As of September 30, 2024, aggregate future minimum commitments under these office leases are $2.8 million through 2029, excluding any related common area maintenance charges or real estate taxes.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, and cash equivalents of $98.9 million. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

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

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate gain or loss during the three and nine months ended September 30, 2024. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2024, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
We have incurred and expect to continue to incur substantial operating losses and our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
•
Our operating history makes evaluating our business and future viability more difficult.
•
We will require substantial additional funding to finance our operations, and may suffer consequences to our development programs upon failure to do so.
•
Raising additional capital may cause adverse effects.

Risks Related to the Development and Commercialization of Our Product Candidates

•
Our success is substantially dependent on the successful clinical development, regulatory approval and commercialization of our product candidates and may be adversely affected upon failure to do so.
•
We or Advanz Pharma may fail to perform under any of the agreements entered into in connection with the partnership for the commercialization of AT-007, which may subject us to liabilities, and we may fail to achieve anticipated benefits of the partnership.
•
Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and our results may not be sufficient for the necessary regulatory approvals.
•
Clinical drug development involves a lengthy and expensive process and the development of additional product candidates is risky and uncertain.
•
We may be unable to obtain/maintain or receive the benefits of regulatory approval, rare pediatric disease designation/exclusivity, accelerated registration pathways, breakthrough therapy designations or fast track designations for our product candidates, as applicable.
•
Clinical trials are expensive, time consuming and subject to factors outside our control.
•
Our product candidates may cause undesirable side effects, affecting regulatory approval, commercial potential or result in significant negative consequences following any potential marketing approval.
•
Interim, “top line” and preliminary data from our clinical trials may be subject to change.

•
The market opportunities for our product candidates may be smaller than we believe or approval we obtain may narrow our patient population.
•
The costs and effort required to comply with regulatory requirements for marketing and commercializing our product candidates may be higher that we anticipated.
•
We may face substantial competition.
•
We may face risks related to strategic collaborations to develop our product candidates
•
Our product candidates may fail to achieve market acceptance necessary for commercial success.
•
We may face risks related to any potential international operations.
•
We may be adversely affected by product liability lawsuits.
•
Our insurance policies may be inadequate and potentially expose us to unrecoverable risks.

Risks Related to Regulatory Compliance

•
We are subject to healthcare laws and regulations, which carry substantial penalties for noncompliance.
•
Coverage and adequate reimbursement may not be available for our product candidates.
•
Healthcare reform measures may have a negative impact on our business and results of operations.

Risks Related to Our Dependence on Third Parties

•
Third-parties may conduct our preclinical studies and clinical trials in an unsatisfactory manner.
•
We intend to rely on third parties to produce supplies of our product candidates.
•
We and our third‑party affiliates are subject to environmental, health and safety laws and regulations.

Risks Related to Our Intellectual Property

•
Breaches of our license agreements may result in the adverse effects to our ability to continue the development and commercialization of our product candidates.
•
Insufficient patent protection could allow our competitors to develop and commercialize products and technology similar or identical to ours.
•
Obtaining and maintaining our patent rights is expensive, complicated and labor intensive and patent terms may be inadequate to protect our competitive position on our product candidates.
•
We may be subject to claims alleging violations of intellectual property rights.
•
Changes in patent law could impair our ability to protect our product candidates.
•
We may be unable to protect our intellectual property rights.
•
Intellectual property rights do not necessarily address all potential threats to our business.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

•
We are highly dependent on the services of our current executive officers.
•
We may experience difficulties resulting from the expansion of our organization.
•
We may be subject to security breaches in our information technology systems.
•
Our employees and the third-parties we deal with may engage in misconduct or improper activities.
•
Our business may be adversely affected by the coronavirus outbreak.

Risks Related to Ownership of Our Common Stock

•
The market price of our common stock is volatile and has fluctuated substantially.
•
Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.
•
We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

General Risk Factors

•
We may be affected by unfavorable research or reports.
•
We may use our cash and cash equivalents ineffectively or in ways with which you do not agree.
•
We are subject to risks as an “emerging growth company” and a public company.
•
We may avail ourselves of defensive and forum selection provisions in our governing documents and under Delaware law.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $119.8 million and $82.5 million for the years ended December 31, 2023, and 2022, respectively and $149.6 million and $82.1 million for the nine months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $618.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2024, our cash and cash equivalents was $98.9 million. We believe that our cash and cash equivalents as of September 30, 2024, and the projected clinical and regulatory milestone payments expected in fiscal year 2025 from Advanz Pharma will be sufficient to fund our operations into 2026, and potentially beyond if drug approvals materialize in the expected timelines. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Our future capital requirements will depend on many factors, including:

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

For NOLs arising in tax years beginning after December 31, 2017, the Code limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising in tax years ending after December 31, 2017, can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018, will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018, will continue to have a two‑year carryback and 20‑year carryforward period. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. The limitations in the carryforward/carryback periods, as well as the limitation on use of NOLs for NOLs arising in tax years beginning after December 31, 2017, may significantly impact our ability to utilize our NOLs to offset taxable income in the future.

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of September 30, 2024 and December 31, 2023.

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

We have invested a significant portion of our time and financial resources in the development of AT‑007, AT‑001 and AT‑003. Our business is dependent on our ability to successfully complete development of, obtain regulatory approval for, and, if approved, successfully commercialize our product candidates in a timely manner. We may face unforeseen challenges in our drug development strategy, and we can provide no assurances that our drug design will prove to be effective, that we will be able to take advantage of expedited regulatory pathways for any of our product candidates, or that we will ultimately be successful in our future clinical trials.

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

•
If Advanz breaches the contractual obligations owed to us pursuant to the Advanz Agreement or any related agreements, we could be exposed to commercial, regulatory or other liabilities.
•
We may be subject to liabilities in connection with the development, manufacturing and supply of AT-007
•
under the Advanz Agreement, including with respect to the 2016 Columbia Agreement and the 2020 Miami License Agreement.
•
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
•
We may have limited control over the commercialization efforts of Advanz, and Advanz may fail to successfully sell and market AT-007.
•
Our ability to receive certain economic benefits from the partnership, including the milestone payments and royalties, depends on certain contingencies beyond our control.
•
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

All of our current product candidates that have proceeded to clinical trials target inhibition of the aldose reductase enzyme. There are no currently approved aldose reductase inhibitors on the market outside of Japan, India and China, and there can be no assurance that aldose reductase inhibitors will ever receive regulatory approval in all other countries, including the United States. Prior attempts to inhibit this enzyme were hindered by nonselective, nonspecific inhibition, which resulted in limited efficacy and significant off‑target safety effects. Our current product candidates, including AT‑007, AT‑001 and AT‑003, may face similar or different challenges that prevent their successful commercialization.

We may not be able to obtain or maintain rare pediatric disease designation or exclusivity for our product candidates, which could limit the potential profitability of our product candidates.

We have obtained orphan drug designation and rare pediatric disease designation, from the FDA for AT‑007 for the treatment of Galactosemia and PMM2-CDG. The FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is defined as a disease or condition that either affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals, there is no reasonable expectation that sales of the drug in the United States will be sufficient to offset the costs of developing and making the drug available in the United States. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

For the purposes of the rare pediatric disease program, a “rare pediatric disease” is a serious or life‑threatening disease in which the serious or life‑threatening manifestations primarily affect individuals aged from birth to 18 years or a rare disease or conditions within the meaning of the Orphan Drug Act. Under the FDA’s rare pediatric disease priority review voucher, or RPD‑PRV, program, upon the approval of an NDA for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for an RPD‑PRV that can be used to obtain priority review for a subsequent NDA. The sponsor of the application may transfer (including by sale) the RPD‑PRV to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. Congress has extended the RPD‑PRV program until December 20, 2024, with potential for vouchers to be granted until 2026. This program has been subject to criticism, including by the FDA. As such it is possible that even though we have obtained qualification for a RPD‑PRV, the program may no longer be in effect at the time of approval. Also, although priority review vouchers may be sold or transferred to third parties, there is no guaranty that we will be able to realize any value if we obtained, and subsequently were able to sell a priority review voucher. The RPD-PRV program is currently scheduled to sunset as of September 30, 2026.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and harm our business.

Further, if we are not able to maintain regulatory compliance with the FDCA, Cures Act, or other applicable requirements, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our vaccine candidates. For example, on June 28, 2024, the U.S. Supreme Court, in Loper Bright Enterprises v. Raimondo, overturned long-standing precedent regarding the deference courts owe to agencies’ interpretation of ambiguous statutes in their rulemaking. While the impact of the Loper Bright decision on our business and regulatory strategy is unknown, the decision generally may, among other things, increase the frequency of challenges to decisions and rulemaking of health regulators, including FDA determinations of drug approval and market exclusivity and the Centers for Medicare & Medicaid Services’ rules regarding reimbursement, and also impact the speed at which such health regulators make decisions and issue regulations.

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

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes, as well as judicial challenges, regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post‑approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, since 2003, Medicare coverage for drug purchases by the elderly have been subject to a reimbursement methodology based on average sales prices for physician‑administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the PPACA, was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to executive, judicial and Congressional challenges. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act includes a provision that repealed, effective January 1, 2019, the tax‑based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate was a critical and inseverable feature of the PPACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the PPACA were invalid as well. The U.S. Supreme Court heard arguments in the case in November 2020 and issued its decision in June 2021, ruling that the plaintiffs lacked the standing to challenge the individual mandate provision. In so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the PPACA in its entirety. Another case challenging the PPACA’s requirement that insurers cover certain preventative services is currently pending before the same U.S. District Court Judge in the Northern District of Texas who ruled against the individual mandate in 2018. In September 2022, the judge held that the PPACA requirement to cover certain preventative services violated the U.S. Constitution and set a schedule for additional briefing, which was completed in January 2023. In March 2023, the judge struck down the requirement with immediate nationwide effect by ruling, in part, that members of a panel charged under the PPACA with recommending preventative services coverage had been appointed in an unconstitutional manner. Parties on both sides of the lawsuit appealed this ruling, and in June 2024 the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit) held, among other things, that the PPACA’s requirement that group health plans and health insurance issuers cover certain preventative services without cost-sharing is unconstitutional. The Fifth Circuit also reversed the district court’s nationwide injunction on procedural grounds and remanded the case to the district court for additional consideration. The parties have petitioned to appeal the case to the U.S. Supreme Court. It is unclear how this decision, subsequent decisions and appeals, or any potential future litigation and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement may have on our business and the potential profitability of our product candidates.

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
•
experience legal or regulatory compliance issues; or
•
undergo changes in priorities or become financially distressed.

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

The licensing of intellectual property is of critical importance to our business and to our current and future product candidates, and we expect to enter into additional such agreements in the future. In particular, our current product candidates AT‑007, AT‑001 and AT‑003 are dependent on our license agreement with The Trustees of Columbia University in the City of New York, or Columbia University. Pursuant to that license agreement with Columbia University, or the 2016 Columbia Agreement, Columbia University granted us an exclusive license under two important patent families, and a nonexclusive license to certain know‑how, owned by Columbia University to develop, manufacture or commercialize certain compounds, including AT‑001, AT‑003 and AT‑007, for the diagnosis and treatment of human and animal diseases and conditions. The license grant is worldwide, with the exception of the patent family that covers AT‑001 and AT‑003. The license grant for the patent family that covers AT‑001 and AT‑003 excludes patent rights in China, Taiwan, Hong Kong and Macao, which Columbia University has exclusively licensed to a third party. We cannot prevent Columbia University’s third party licensee from developing, manufacturing or commercializing certain compounds, including AT‑001 and AT‑003, but not including AT‑007, in China, Taiwan, Hong Kong and Macao, and we cannot develop, manufacture or commercialize AT‑001 or AT‑003 in these territories, which could have a negative effect on our business.

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

If we fail to meet our obligations under the Columbia Agreement in any material respect and fail to cure such breach in a timely fashion, then Columbia University may terminate the Columbia Agreement. If the Columbia Agreement is terminated, and we lose our intellectual property rights under the Columbia Agreement, this may result in complete termination of our product development and any commercialization efforts for the product candidates that are subject to the agreement, including AT‑007, AT‑001, and AT‑003. While we would expect to exercise all rights and remedies available to us, including seeking to cure any breach by us, and otherwise seek to preserve our rights under the Columbia Agreement, we may not be able to do so in a timely manner, at an acceptable cost or at all.

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

Given the amount of time required for the development, testing and regulatory review of product candidates such as AT‑007, AT‑001, and AT‑003, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we have or will obtain patent rights. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent; provided that the patent is not enforceable for more than 14 years from the date of drug approval, which is limited to the approved indication (or any additional indications approved during the period of extension). Furthermore, only one patent per approved product can be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their drug earlier than might otherwise be the case.

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

As of September 30, 2024, we had 37 full‑time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a significant disruption of our product development programs and our ability to operate our business effectively, and adversely affect our business and operating results.

Our internal computer systems, cloud‑based computing services and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage or interruption from computer viruses, data corruption, cyber‑based attacks (including phishing attempts, denial of service attacks, and malware or ransomware incidents, attacks enhanced or facilitated by artificial intelligence), unauthorized access, natural disasters, terrorism, war, international hostilities and telecommunication and electrical failures. While we have not experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, federal, state and international laws and regulations, such as the European Union’s General Data Protection Regulation, which took effect in May 2018, can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties and significant legal liability, if our information technology security efforts fail. In addition, our software systems include cloud‑based applications that are hosted by third‑party service providers with security and information technology systems subject to similar risks. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

•
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

Based upon shares of our common stock outstanding as of September 30, 2024, our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 18.2% of our outstanding common stock. If our executive officers, directors and stockholders who owned more than 10% of our outstanding common stock acted together, they may be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other stockholders may desire or result in the management of our company in ways with which other stockholders disagree.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2024, we had outstanding 116,356,474 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock‑up agreements but will be able to be sold in the future.

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

These exclusive‑forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find an exclusive‑forum provision in our amended and restated certificate of incorporation or our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Rule 13a‑14(a)/15d‑14(a) Certification under the Exchange Act by Shoshana Shendelman, President and Chief Executive Officer (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Les Funtleyder, Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101.

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

APPLIED THERAPEUTICS, INC.

Date: November 7, 2024	By:	/s/ Shoshana Shendelman, Ph.D.
Shoshana Shendelman, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Les Funtleyder
Les Funtleyder
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)