Form 10-Q
period 2025-03-31
Applied Therapeutics, Inc.
filed 2025-05-14
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

545 Fifth Avenue, Suite 1400

New York, New York 10017

(Address of principal executive offices, zip code)

(212) 220-9226

(Registrant’s telephone number, including area code)

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

As of May 12, 2025, the registrant had 141,575,526 shares of common stock, $0.0001 par value per share, outstanding.

We own various U.S. federal trademarks, including our company name and logo, that we use in connection with the operation of our business. This Quarterly Report on Form 10-Q includes our trademarks and trade names which are protected under applicable intellectual property laws and are our property. This Quarterly Report on Form 10-Q also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

From time to time, we may use our website and our X (formerly known as Twitter) account at @Applied_Tx to distribute material information about us and for complying with our disclosure obligations under Regulation FD. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.appliedtherapeutics.com. Investors are encouraged to review the Investors & Media section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website and our X posts are not incorporated into, and does not form a part of, this Quarterly Report on Form 10-Q.

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
•
our plans to address the issues identified in the Complete Response Letter and the Warning Letter received from the FDA and the impact of the Complete Response Letter and the Warning Letter to our current and future clinical trials or NDA submissions;
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

•
the impact of government laws and regulations and liabilities thereunder including sudden changes in applicable legal or regulatory standards;;
•
developments relating to our competitors and our industry;
•
the impact of unfavorable macroeconomic conditions or market volatility resulting from economic conditions or geopolitical developments, including rising interest rates and inflation, capital market disruptions, foreign exchange fluctuations, changes in U.S. governmental agencies, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions;
•
our expectations regarding the anticipated timeline of our cash runway, future financial performance and our ability to continue as a going concern;
•
our ability to remediate the material weakness in our internal control over financial reporting; and
•
other factors that may impact our financial results, including those listed under the caption "Risk Factors".

The foregoing list of risks is not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements. This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosure contained in this Quarterly Report on Form 10-Q, and we believe these industry publications and third-party research, surveys and studies are reliable.

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

This Quarterly Report on Form 10-Q contains summaries of certain provisions contained in some of the documents described herein, but reference is made to the actual documents for complete information. All of the summaries are qualified in their entirety by the actual documents. Unless the context otherwise requires, the terms “Applied,” “Applied Therapeutics,” “the Company,” “we,” “us,” “our”, “the registrant” and similar references in this Quarterly Report on Form 10-Q refer to Applied Therapeutics, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	As of	As of
	March 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,762	$79,398
Prepaid expenses and other current assets	3,204	4,248
Total current assets	53,966	83,646
Security deposits	253	253
Operating lease right-of-use asset	2,688	2,792
TOTAL ASSETS	$56,907	$86,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$426	$406
Accounts payable	4,868	4,433
Accrued expenses and other current liabilities	9,461	16,143
Warrant liabilities	3,210	6,314
Total current liabilities	17,965	27,296
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	2,274	2,389
Total noncurrent liabilities	2,274	2,389
Total liabilities	20,239	29,685
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 250,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 141,575,526 shares issued and outstanding as of March 31, 2025 and 137,228,741 shares issued and outstanding as of December 31, 2024	35	35
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	632,668	631,181
Accumulated deficit	(596,035)	(574,210)
Total stockholders' equity	36,668	57,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,907	$86,691

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
REVENUE:
Research and development services revenue	$—	$190
Total revenue	—	190
COSTS AND EXPENSES:
Research and development	7,837	12,217
General and administrative	17,688	9,066
Total costs and expenses	25,525	21,283
LOSS FROM OPERATIONS	(25,525)	(21,093)
OTHER INCOME (EXPENSE), NET:
Interest income	621	586
Change in fair value of warrant liabilities	3,104	(63,405)
Other expense	(25)	(26)
Total other income (expense), net	3,700	(62,845)
Net loss	$(21,825)	$(83,938)
Net loss per share attributable to common stockholders - basic and diluted	$(0.15)	$(0.67)
Weighted-average common stock outstanding - basic and diluted	144,787,971	125,318,993

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Total
	Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
BALANCE, January 1, 2024	84,869,832	$8	$451,432	$(468,586)	$(17,146)
Issuance of common stock and prefunded warrants, net of issuance costs of $8.2 million	15,285,714	2	104,746		104,748
Exercise of common warrants	9,025,000	1	61,217		61,218
Exercise of prefunded warrants	4,206,285	—	—	—	—
Exercise of stock options	32,290	—	33	—	33
Restricted Stock Units released for common stock issued under Equity Incentive Plan	822,682	—	—	—	—
Stock-based compensation expense	—	—	2,379	—	2,379
Net loss	—	—	—	(83,938)	(83,938)
BALANCE, March 31, 2024	114,241,803	$11	$619,807	$(552,524)	$67,294

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Total
	Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE, January 1, 2025	137,228,741	$35	$631,181	$(574,210)	$57,006
Exercise of pre-funded warrants	3,694,107	—	—	—	—
Restricted Stock Units released for common stock issued under Equity Incentive Plan	652,678	—	—	—	—
Stock-based compensation expense	—	—	1,487	—	1,487
Net loss	—	—	—	(21,825)	(21,825)
BALANCE, March 31, 2025	141,575,526	$35	$632,668	$(596,035)	$36,668

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(21,825)	$(83,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,487	2,379
Amortization of insurance premium	—	384
Amortization of operating lease right-of-use assets	104	119
Amortization of leasehold improvements	—	1
Change in operating lease liability	(95)	(124)
Change in fair value of warrant liabilities	(3,104)	63,405
Changes in operating assets and liabilities:
Prepaid expenses	1,044	(319)
Accounts payable	435	527
Accrued expenses and other current liabilities	(6,682)	(586)
Other liabilities	—	(759)
Net cash used in operating activities	(28,636)	(18,911)
INVESTING ACTIVITIES:
Net cash provided by investing activities	—	—
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	—	106,750
Repayments of short-term borrowings	—	(311)
Exercise of common warrants	—	9,025
Exercise of stock options	—	33
Net cash provided by financing activities	—	115,497
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,636)	96,586
Cash and cash equivalents at beginning of period	79,398	49,898
Cash and cash equivalents at end of period	$50,762	$146,484
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Offering costs in accrued expenses	$—	$252
Offering costs in accounts payable	$—	$1,750
Conversion of warrant liabilities to equity for warrant exercises	$—	$52,193

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Notes to Condensed Financial Statements (Unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations and Business

Applied Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company committed to the development of novel product candidates against validated molecular targets in rare diseases. In particular, the Company is currently targeting treatments for rare metabolic diseases such as Galactosemia and Sorbitol Dehydrogenase (“SORD”) deficiency, and diabetic complications including diabetic cardiomyopathy. The Company was incorporated in Delaware on January 20, 2016 and is headquartered in New York, New York.

The accompanying unaudited condensed financial statements have been prepared by the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2024, included in the Annual Report on Form 10-K, filed with the SEC on April 15, 2025 (the “Annual Report”).

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of March 31, 2025, results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

As reflected in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $21.8 million for the three months ended March 31, 2025, and has an accumulated deficit of $596.0 million as of March 31, 2025. The Exclusive License and Supply Agreement (the "Advanz Agreement") with Mercury Pharma Group Limited (trading as Advanz Pharma holdings) ("Advanz Pharma") for commercialization rights to Classic Galactosemia and CMT-SORD in Europe may provide additional source of capital to the Company after the potential submission of the marketing authorization application in Europe. However, there are no guarantees that this will materialize timely or at all, and delays or unexpected data could disrupt this potential source of liquidity. Broadly, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. As of March 31, 2025, the Company has cash and cash equivalents of $50.8 million. Given the Company's planned expenditures for the next twelve months, the Company concluded that substantial doubt exists regarding its ability to continue as a going concern within one year after the date these unaudited condensed financial statements are issued. The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025.

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

During the three months ended March 31, 2025 and 2024, the Company recorded $38,000 and $0.1 million, respectively, in expense related to the Columbia Agreements.

As of March 31, 2025 and December 31, 2024, the Company had $38,000 and $16,000, respectively, due to Columbia University included in accrued expenses and no amounts included in accounts payable.

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

During the three months ended March 31, 2025 and 2024, the Company recorded $0.1 million and $0.2 million, respectively, in research and development expense related to the Miami License Agreement.

As of March 31, 2025 and December 31, 2024, the Company had $0.4 million and $0.3 million due to UM included in accrued expenses relating to the 2020 Miami License Agreement and no amounts in accounts payable.

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

During the three months ended March 31, 2025 and 2024, the Company recorded no research and development expense related to the 2020 Miami Option Agreement.

As of March 31, 2025 and December 31, 2024, there were no amounts recorded in accrued expenses and accounts payable related to the 2020 Miami Option Agreement.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of March 31, 2025, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report.

	As of
	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$6,232	$—	$—	$6,232
Money market funds	44,530	—	—	44,530
Total cash and cash equivalents	$50,762	$—	$—	$50,762
Total financial assets measured at fair value on a recurring basis	$50,762	$—	$—	$50,762
Warrant liabilities - common warrants	—	—	3,210	3,210
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$3,210	$3,210

The following tables summarize, as of December 31, 2024, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

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

The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions included below as of March 31, 2025 and December 31, 2024.

	March 31,	December 31,
	2025	2024
Expected term (in years)	2.0	1.9
Volatility	150.77%	166.19%
Risk-free interest rate	3.92%	4.25%
Dividend yield	0.00%	0.00%

As of March 31, 2025, the Company utilized a probability-weighted approach that considered the probability of a change in control at the Company in the Black-Scholes option pricing model, whereby a 0% and 20% probability of change in control was used for years three and four, respectively, and a 30% probability was used for year five in the term of the agreements.

As of December 31, 2024 the Company utilized a probability-weighted approach that considered the probability of a change in control at the Company in the Black-Scholes option pricing model, whereby a 20% probability of change in control was used for years three and four and a 10% probability was used for year five in the term of the agreements.

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

Warrant Liabilities
Balance as of December 31, 2024	$6,314
Change in fair value	(3,104)
Balance as of March 31, 2025	$3,210

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

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid research and development expenses	$1,949	$2,511
Prepaid manufacturing costs	248	327
Prepaid insurance expenses	144	443
Prepaid commercial and patient advocacy	423	506
Other prepaid expenses and current assets	440	461
Total prepaid expenses & other current assets	$3,204	$4,248

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued pre-clinical and clinical expenses	$3,292	$2,753
Deferred revenue	212	212
Accrued professional fees	4,108	2,937
Accrued compensation and benefits	919	4,085
Accrued commercial expenses	85	5,309
Accrued patent expenses	407	335
Other	438	512
Total accrued expenses & other current liabilities	$9,461	$16,143

6. STOCK‑BASED COMPENSATION

Equity Incentive Plans

In 2016, the Company's board of directors (the "Board") adopted, and its stockholders approved, the 2016 Equity Incentive Plan, as amended (the "2016 Plan"), which provides for the granting of options at the discretion of the Board or any subcommittee of the Board to its employees, officers and independent contractors. Under the terms of the 2016 Plan, options may not be granted at an exercise price less than fair market value of the Company's common stock on the date of the grant.

In May 2019, the Company’s Board adopted the 2019 Equity Incentive Plan (“2019 Plan”), which was subsequently approved by its stockholders and became effective on May 13, 2019. As a result, no additional awards under the 2016 Plan will be granted and all outstanding stock awards granted under the 2016 Plan that are repurchased, forfeited, expired, or are cancelled will become available for grant under the 2019 Plan in accordance with its terms. The 2016 Plan will continue to govern outstanding equity awards granted thereunder.

The 2019 Plan provides for the issuance of incentive stock options (“ISOs”) to employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other forms of stock awards to the Company’s employees, officers, and directors, as well as non- employees, consultants, and affiliates to the Company. Under the terms of the 2019 Plan, stock options may not be granted at an exercise price less than fair market value of the Company’s common stock on the date of the grant. The 2019 Plan is administered by the Compensation Committee of the Board.

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

As of March 31, 2025, there were 8,131,338 shares of common stock available for issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock‑based compensation expense recorded for employees, directors and non‑employees:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Research and development	$587	$992
General and administrative	900	1,387
Total stock-based compensation expense	$1,487	$2,379

Stock Option Activity

During the three months ended March 31, 2025, the Company granted 600,000 stock options. For the three months ended March 31, 2025 and 2024, amortization of stock compensation of options amounted to $0.3 million and $0.8 million, respectively. As of March 31, 2025 and 2024, the total unrecognized stock‑based compensation expense for unvested options was $1.1 million and $1.9 million, respectively, which is expected to be recognized over 2.2 years and 1.5 years, respectively. The weighted‑average fair value of options granted during the three months ended March 31, 2025 was $0.46. There were no stock options granted for the three months ended March 31, 2024.

The following table summarizes the information about options outstanding at March 31, 2025:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Options Outstanding	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at December 31, 2024	6,460,004	$1.74	4.72	$—
Options granted	600,000	0.57
Options exercised	—	—
Forfeited	—	—
Expired	(1,368)	1.05
Outstanding at March 31, 2025	7,058,636	$1.64	4.94	$—

Exercisable at March 31, 2025	4,303,061	$2.09	1.88	$—
Nonvested at March 31, 2025	2,755,575	$0.92	9.73	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at March 31, 2025. The intrinsic value of stock options exercised during each of the three months ended March 31, 2025 and 2024, was zero and $0.2 million, respectively. The total grant-date fair value of stock options vested during the three months ended March 31, 2025 and 2024 was $42,000 and $36,000, respectively.

Valuation of Stock Options Granted to Employees

The fair value of each option award granted is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted-average assumptions noted in the table below for those options granted in the three months ended March 31, 2025. There were no options granted during the three months ended March 31, 2024.

Three Months Ended
March 31,
2025
Expected term (in years)	6.1
Volatility	98.05%
Risk-free interest rate	4.15%
Dividend yield	—%

Restricted Stock Unit Activity

During the three months ended March 31, 2025, the Company granted 1,850,000 restricted stock units (“RSUs”). For the three months ended March 31, 2025 and 2024, amortization of stock compensation of RSUs amounted to $1.1 million and $1.6 million, respectively. As of March 31, 2025 and 2024, the unamortized compensation costs associated with non-vested restricted stock awards were $10.0 million and $18.2 million, respectively, with a weighted-average remaining amortization period of 2.8 years.

The following table summarizes the information about restricted stock units outstanding at March 31, 2025:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	4,109,752	$3.16
Awarded	1,850,000	0.57
Released	(652,678)	3.61
Forfeited	(75,000)	8.99
Outstanding at March 31, 2025	5,232,074	$2.19
Nonvested at March 31, 2025	5,125,733	$2.16

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of March 31, 2025, no shares of common stock had been issued under the ESPP. The first offering period commenced on November 15, 2024.

Under the ESPP substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the each six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. As of March 31, 2025 a total of 1,747,091 of the Company's common stock were available for future issuance under the ESPP. For the three months ended March 31, 2025 , amortization of stock compensation of the ESPP amounted to $0.1 million. As of March 31, 2025, the unamortized compensation costs related to the ESPP was $0.1 million with a weighted-average remaining amortization period of 0.5 year.

Valuation of ESPP Granted to Employees

The fair value of each ESPP award is estimated on the date of the grant using the Black-Scholes valuation model based on the weighted-average assumptions. There were no ESPP awards issued during the three months ended March 31, 2025 and 2024.

7. STOCKHOLDERS’ EQUITY

As of March 31, 2025, and December 31, 2024, the authorized capital stock of the Company consisted of 250,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

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

There were no shares sold under the Leerink ATM Agreement during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company sold an aggregate of 3,000,000 shares of common stock, pursuant to the Leerink ATM Agreement with an average sale price of $4.31 per share, resulting in net proceeds of $12.4 million, after deducting commissions and offering expenses.

As of March 31, 2025, the Company has sold an aggregate of 20,615,976 shares of the company’s common stock, pursuant to the Leerink ATM Agreement with an average sale price of $3.36 per share, resulting in net proceeds of $49.3 million, after deducting commissions and offering expenses.

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

As of March 31, 2025, warrant holders had exercised 8,500,000 Pre-Funded Warrants on a cash basis and received 8,500,000 shares of common stock. The Company received $850 in cash proceeds for the exercise of these Pre-Funded Warrants.

As of March 31, 2025, the Company had 1,500,000 Pre-Funded Warrants from the June 2022 offering outstanding with a weighted average exercise price of $0.0001 per share and an average contractual life of 5 years.

The Common Warrants were accounted for as liabilities under ASC 815-40, as these warrants provide for a settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. These warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations. The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions as of March 31, 2025 and December 31, 2024 (See Note 3).

As of March 31, 2025, warrant holders had exercised 19,275,000 Common Warrants on a cash basis and received 19,275,000 shares of common stock. The Company received $19.3 million in cash proceeds for the exercise of these Common Warrants.

As of March 31, 2025, the Company had 10,725,000 Common Warrants outstanding with a weighted average exercise price of $1.00 per share and an average contractual life of 5 years.

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

As of March 31, 2025, warrant holders had exercised 22,000,000 Pre-Funded Warrants on a cashless basis and received 21,986,515 shares of common stock.

As of March 31, 2025, the Company had no Pre-Funded Warrants from the April 2023 private placement outstanding.

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

As of March 31, 2025, warrant holders had exercised 5,658,034 Pre-Funded Warrants on a cashless basis and received 5,649,169 shares of common stock.

As of March 31, 2025, the Company had no Pre-Funded Warrants from the Venrock Warrant Exchange outstanding.

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

As of March 31, 2025, the Company had 2,000,000 Pre-Funded Warrants from the March 2024 private placement outstanding with a weighted average exercise price of $0.001 per share. The Pre-Funded Warrants do not have an expiration date.

A summary of the Company’s outstanding warrants as of March 31, 2025 is as follows:

	Equity Classified	Liability Classified	Total
	Warrants	Warrants	Warrants
Outstanding as of December 31, 2024	7,326,863	10,725,000	18,051,863
Warrants granted and issued	—	—	—
Warrants exercised	(3,701,245)	—	(3,701,245)
Outstanding as of March 31, 2025	3,625,618	10,725,000	14,350,618

9. LEASES

The following table summarizes the Company’s lease related costs for the three months ended March 31, 2025 and 2024:

		Three Months Ended
(in thousands)		March 31,
Lease Cost	Statement of Operations Location	2025	2024
Operating Lease Cost	General and administrative	$206	$127
Total lease cost		$206	$127

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Three Months Ended
	March 31,	March 31,
Other Information	2025	2024
Weighted-average remaining lease term
Operating leases	4.6 years	0.9 years
Weighted-average discount rate
Operating leases	15.05%	7.16%

The following table summarizes the maturities of lease liabilities as of March 31, 2025:

Operating
Year	(in thousands)
2025	589
2026	803
2027	803
2028	823
2029	702
Total lease payments	3,720
Less: interest	1,020
Total lease liabilities	$2,700

10. INCOME TAXES

During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

11. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre‑tax basis. Matching contributions to the plan may be made at the discretion of the Company’s Board. The Company made approximately $0.3 million and $0.2 million, respectively, in matching contributions to the plan during each of the three months ended March 31, 2025 and 2024

12. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted‑average number of shares of common stock outstanding during the period, which includes shares issuable under pre-funded warrants agreements for little consideration.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three months ended March 31, 2025 and 2024, as the inclusion of all potential common shares outstanding would have been anti‑dilutive due to net losses incurred.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss	$(21,825)	$(83,938)
Denominator:
Weighted-average common stock outstanding	144,787,971	125,318,993
Net loss per share attributable to common stockholders - basic and diluted	$(0.15)	$(0.67)

The Company excluded the following potential common shares, presented based on amounts outstanding at March 31, 2025 and 2024, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti‑dilutive effect:

	As of
	March 31,
	2025	2024
Options to purchase common stock	7,058,636	4,663,329
Restricted stock units	5,232,074	6,624,740
Warrants to purchase common stock	10,850,618	10,850,618

13. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE‑LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A shareholder and former member of the Company’s Board is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three months ended March 31, 2025 and 2024, the Company made payments to Alexandria LaunchLabs of approximately $17,000 and $33,000 under the LaunchLabs Agreement, respectively, which were recognized in research and development expenses. As of March 31, 2025, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement. As of December 31, 2024, there was $9,000 due to Alexandria LaunchLabs under the LaunchLabs Agreement, recorded in accounts payable. The LaunchLabs Agreement was terminated as of January 31, 2025.

14. REVENUE

On January 3, 2023, the Company entered into the Advanz Agreement with Advanz Pharma. Pursuant to the Advanz Agreement, the Company granted Advanz Pharma the exclusive right and license to commercialize drug products containing AT-007 (also known as govorestat), the Company's proprietary Aldose Reductase Inhibitor (the “Licensed Product”), for use in treatment of Sorbitol Dehydrogenase Deficiency (“SORD”) and Galactosemia (each a “Licensed Indication”) in the European Economic Area, Switzerland and the United Kingdom (the “Territory”). The Agreement provides that the Company will perform research and development services prior to and subsequent to marketing authorization and manufacture and supply product for Advanz Pharma. The Company also granted Advanz Pharma a right of negotiation and “most-favored nation” rights with respect to acquiring the European commercialization rights for any additional indications for which the Licensed Product may be developed in the future (or any other products we may develop solely to the extent used for the Licensed Indications).

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

The research and development services performance obligation under the Advanz Agreement represents a separate performance obligation. The research and development services were provided to Advanz Pharma by the Company from inception of the agreement in January 2023 and will continue through completion of post marketing authorization approval studies. Revenue related to the research and development services performance obligation was recognized as services were performed based on the costs incurred through March 31, 2025, as a percentage of the estimated total costs to be incurred for this performance obligation. The Company recognized $0 and $0.2 million of revenue related to the satisfaction of the research and development services performance obligation during the three months ended March 31, 2025 and 2024, respectively. The Company had deferred revenue of $0.1 million and $0.4 million related to the research and development services performance obligation at March 31, 2025 and December 31, 2024, respectively. Operating expenses for costs incurred pursuant to this arrangement are reported in their respective expense line items in the Statements of Operations, net of any payments due to or reimbursements due from Advanz, with such reimbursements being recognized at the time the party becomes obligated to pay.

The manufacturing supply agreement material right performance obligation provided to Advanz Pharma by the Company resulted in an allocation of the transaction price and resulting deferred revenue as of contract inception and March 31, 2025 and December 31, 2024, of approximately $0.1 million. Revenue associated with this performance obligation will be recognized when Advanz Pharma buys supply from the Company after regulatory approval or upon expiration of the material right.

15. Commitments and Contingencies

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

Securities Class Action Litigation

On December 17, 2024, a purported stockholder filed a putative class action lawsuit against the Company and certain current and former Company officers and directors in the United States District Court for the Southern District of New York (Alexandru v. Applied Therapeutics, Inc., et al., No. 1:24-cv-09715). The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making false and/or misleading statements between January 3, 2024 to December 2, 2024 in connection with the Company’s NDA to the FDA for govorestat for the treatment of Classic Galactosemia, and seeks unspecified damages. On December 27, 2024, another purported stockholder filed a putative class action lawsuit against the Company and a former Company officer and director in the United States District Court for the Southern District of New York (Ikram v. Applied Therapeutics, Inc., et al., No. 1:24-cv-09973). The complaint alleges claims substantially similar to those alleged in the Alexandru action and also seeks unspecified damages. On February 18, 2025, several purported stockholders filed motions seeking to consolidate the Alexandru and Ikram actions and seeking appointment as lead plaintiff in the consolidated action. On March 11, 2025, the court consolidated the Alexandru and Ikram actions (In re Applied Therapeutics Securities Litigation, No. 1:24-cv-9715) and appointed a lead plaintiff and lead counsel. On May 2, 2025, lead plaintiff filed a consolidated amended complaint. The deadline to respond to the consolidated amended complaint is May 23, 2025.

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

As of March 31, 2025, the Company determined the probability of loss on the aforementioned lawsuits was reasonably possible; however, the Company has not recorded a liability, since the Company is not currently able to estimate the amount or range of loss, if any, at this stage of the litigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10‑Q and the audited financial statements and the related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). In addition, this discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under “Special Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, and in other reports we file with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical‑stage biopharmaceutical company committed to the development of novel product candidates against validated molecular targets in rare diseases. We focus on previously identified disease processes where other molecules have failed to yield successful products due to their poor efficacy and/or tolerability. Our unique approach to drug development leverages recent technological advances to design improved drugs, employs early use of biomarkers to confirm biological activity and focuses on potentially accelerated regulatory pathways. Our first molecular target is aldose reductase ("AR"), an enzyme that converts glucose to sorbitol under oxidative stress conditions, and is implicated in multiple diseases. Prior attempts to inhibit this enzyme were hindered by nonselective, nonspecific inhibition, which resulted in limited efficacy and significant off‑target safety effects. The detrimental consequences of AR activation have been well established by decades of prior research. Our AR program currently includes multiple potent and selective inhibitors of AR, which are engineered to have specific tissue permeability profiles to target different disease states, including diabetic complications, heart disease and rare metabolic diseases. The result of this multifaceted approach to drug development is a portfolio of highly specific and selective product candidates that we believe may be able to move quickly through the development process.

Our lead candidate, AT‑007 (also called govorestat) is a novel central nervous system, ("CNS"), penetrant aldose reductase inhibitor ("ARI") that we are developing for the treatment of rare metabolic diseases, including Classic Galactosemia and Charcot-Marie-Tooth Sorbitol Dehydrogenase ("SORD") Deficiency ("CMT-SORD"). Classic Galactosemia is a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. The U.S. Food and Drug Administration (the "FDA"), has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of Classic Galactosemia and in June 2021, the FDA granted Fast Track Designation to AT-007 for the treatment of Classic Galactosemia.

We submitted a New Drug Application ("NDA") in December 2023 to the FDA, and the FDA accepted the filing of the NDA for govorestat (AT-007) for the treatment of Classic Galactosemia in February 2024. On November 27, 2024, the FDA issued a Complete Response Letter ("Complete Response Letter") for the NDA for the treatment of Classic Galactosemia, indicating that the agency was unable to approve the NDA in its current form, citing deficiencies in the clinical application. On the same day, the FDA also issued warning letters to both us and a clinical investigator ("Warning Letter" and the "Clinical Investigator Warning Letter", respectively) related to the Phase 2/3, ACTION-Galactosemia Kids study. Following receipt of the Complete Response Letter, we also withdrew a pending Marketing Authorization Application ("MAA") to the European Medicines Agency (the "EMA") for AT-007 for the treatment of Classic Galactosemia, as we believed more time was needed to acquire further data to support a European MAA. We are actively working to address the issues raised in the Complete Response Letter and Warning Letter.

We are also studying AT-007 in a rare disease caused by deficiency in the enzyme SORD. AR is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by SORD, which converts sorbitol to fructose. Patients with CMT-SORD accumulate very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which is thought to result in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in drosophila and cell models of CMT-SORD demonstrated that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. Preclinical studies on AT-007 have demonstrated significant reduction in sorbitol levels in fibroblasts from SORD deficient patients. Treatment with AT-007 in the drosophila model of SORD prevented the disease phenotype and protected from neuronal degeneration. On October 25, 2021, we reported data from a pilot open-label study in eight CMT-SORD patients. AT-007 reduced blood sorbitol levels by approximately 66% from baseline through 30 days of treatment. AT-007 was generally safe and well tolerated in treated patients. In December 2021, we initiated a Phase 2/3 study in patients with CMT-SORD. In July 2024, we concluded the double-blind placebo-controlled portion of the Phase 2/3 INSPIRE trial and began transitioning patients to the open-label treatment phase prior to all patients completing 24 months of treatment. On May 18-19, 2025, at the Peripheral Nerve Society 2025 Annual Meeting, we plan to present full 12-month clinical data from the INSPIRE Phase 3 trial of AT-007 in addition to new topline 18-month and 24-month data from patients prior to the open-label extension study. We are continuing to analyze the data from the Phase 2/3 INSPIRE trial and the extent to which these data may support a potential submission for regulatory approval, including under the accelerated approval pathway. Following this analysis, we plan to meet with the FDA to discuss whether an NDA can be submitted based on the current data package and/or potential additional supporting data.

We have initiated a clinical development program on AT-007 in another rare pediatric disease, called Phosphomannomutase 2 ("PMM2")-congenital disorder of glycosylation (PMM2-CDG). PMM2-CDG is a glycosylation disorder caused by deficiencies in the enzyme PMM2, which leads to CNS symptoms, including low IQ, tremor, and speech and motor problems. Additionally, PMM2-CDG results in 20% mortality within the first four years of life. AR is over-activated in this disease as a compensatory consequence of PMM2 deficiency, and a CNS penetrant ARI may be a compelling clinical option. Initial data in fibroblast cell lines derived from PMM2-CDG patients demonstrates that AT-007 treatment increases phosphomannomutase 2 activity. The FDA has granted rare pediatric disease designation and orphan designation for AT-007 in PMM2-CDG.

AT‑001 (also called caficrestat) is a novel ARI with broad systemic exposure and peripheral nerve permeability that we are developing for the treatment of diabetic cardiomyopathy ("DbCM"), a fatal fibrosis of the heart, for which no treatments are available. We completed a Phase 1/2 clinical trial evaluating AT‑001 in approximately 120 patients with type 2 diabetes, in which no drug‑related adverse effects or tolerability issues were observed. In September 2019, we announced the initiation of a Phase 2/3 trial of AT-001 in DbCM. The study, called ARISE-HF, was designed to evaluate AT-001’s ability to improve or prevent the decline of functional capacity in patients with DbCM at high risk of progression to overt heart failure. Although we did experience enrollment delays in 2020 associated with the Covid-19 pandemic, modifications were made to the trial to include additional sites and geographies to address Covid-19-related issues. On January 4, 2024, we reported topline results from the ARISE-HF study. AT-001 (caficrestat) demonstrated a strong trend in stabilizing cardiac functional capacity, while the placebo group declined over 15 months. The placebo-treated group declined by a mean of -0.31 ml/kg/min over 15 months of treatment, while the AT-001 1500mg twice daily treated group remained primarily stable, with a mean change of -0.01 ml/kg/min over 15 months. While a trend favored active treatment, the difference between active and placebo treated groups (0.30 ml/kg/min) was not statistically significant (p=0.210). Approximately 38% of study subjects were on SGLT2 or GLP-1 therapies for treatment of diabetes, while 62% were not. In a pre-specified subgroup analysis of the primary endpoint in patients not concomitantly treated with SGLT2 or GLP-1 therapies, the placebo group declined by a mean of -0.54 ml/kg/min, while the 1500mg BID AT-001 treated group improved by a mean of 0.08 ml/kg/min over 15 months of treatment, with a difference between groups of 0.62 ml/kg/min (p=0.040). Additionally, in this subgroup analysis, the number of patients who experienced a clinically significant worsening in cardiac functional capacity of 6% or more was substantially higher in the placebo group (46%) as compared to the 1500mg BID AT-001 treated group (32.7%), odds ratio 0.56 (p=0.035). A 6% change in cardiac functional capacity has been shown to predict long-term survival and hospitalization for heart failure. The effect of AT-001 was dose dependent, with the low dose (1000mg BID) demonstrating an intermediate effect between the high dose and placebo. AT-001 was generally safe and well tolerated, with no substantial differences in serious adverse events between AT-001 treated groups as compared to placebo.

As we advance our product candidates forward in additional indications, such as CMT-SORD Deficiency, PMM2-CDG and retinopathy, we anticipate potential moderate growth in our clinical development and operations teams to support the additional clinical trials, as well as the addition of a medical affairs team to support the late stage indications and preparations for commercialization.AT‑003 is a novel ARI designed to cross through the back of the eye when dosed orally, and has demonstrated strong retinal penetrance, for the treatment of diabetic retinopathy, or DR. DR is an ophthalmic disease that occurs in diabetic patients and for which treatments are currently limited to high‑cost biologics requiring intravitreal administration. DR has been linked to AR activity, including elevations in sorbitol and subsequent changes in retinal blood vessels, which distorts vision and leads to permanent blindness.

Since inception in 2016, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any product revenue.

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $21.8 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $596.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of March 31, 2025, we had cash and cash equivalents of $50.8 million.

April 2023 Offering

On April 26, 2023, we completed the April 2023 Private Placement, in which we sold a total of 9,735,731 shares of common stock, at a purchase price of $0.946 per share, and 22,000,000 Pre-Funded Warrants to purchase common stock, at a purchase price of $0.945 per Pre-Funded Warrant, in a private placement to a select group of accredited investors (the “2023 Purchasers”), pursuant to a Securities Purchase Agreement, dated as of April 23, 2023, by and between us and the 2023 Purchasers. The April 2023 Private Placement resulted in net proceeds to us of approximately $27.5 million, after deducting underwriting discounts, commissions and offering expenses. The Pre-Funded Warrants are immediately exercisable from the date of issuance and do not have an expiration date. They have an exercise price of $0.001. Holders may not exercise any Pre-Funded Warrants that would cause the aggregate number of shares of common stock beneficially owned by the holder to exceed 9.99% of our outstanding common stock immediately after exercise. The Pre-Funded Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions for no consideration of assets to our stockholders. In the event of certain corporate transactions, the holders of the Pre-Funded Warrants will be entitled to receive, upon exercise of the Pre-Funded Warrants, the kind and amount of securities, cash or other property that the holders would have received had they exercised the Pre-Funded Warrants immediately prior to such transaction. The Pre-Funded Warrants do not entitle the holders thereof to any voting rights or any of the other rights or privileges to which holders of common stock are entitled. As of March 31, 2025, the Company had no Pre-Funded Warrants from the April 2023 private placement outstanding.

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

As of March 31, 2025, we had sold an aggregate of 20,615,976 shares of our common stock, pursuant to the Leerink ATM Agreement with an average sale price of $3.36 per share, resulting in net proceeds of $49.3 million, after deducting commissions and offering expenses.

Venrock Warrant Exchange

On October 12, 2023, we entered into the Exchange Agreement with entities affiliated with Venrock Healthcare Capital Partners, pursuant to which we exchanged an aggregate of 5,658,034 shares of common stock, owned by the Exchanging Stockholders for pre-funded warrants to purchase an aggregate of 5,658,034 shares of common stock (subject to adjustment in the event of stock splits, recapitalizations and other similar events affecting common stock), with an exercise price of $0.001 per share. As of March 31, 2025, the Company had no Pre-Funded Warrants from the Venrock Warrant Exchange outstanding.

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

The securities issued have the benefit of the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of February 27, 2024, by and among us and the 2024 Purchasers, requiring us to prepare and file a registration statement with the SEC as soon as reasonably practicable, but in no event later March 28, 2024 (“Filing Deadline”), and to use commercially reasonable efforts to have the registration statement declared effective within 30 days of the Filing Deadline, subject to extension under the terms of the Registration Rights Agreement. We satisfied our obligations under the Registration Rights Agreement by filing a registration statement on Form S-3 on May 12, 2023, which became effective on April 25, 2024. We are using the net proceeds to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes. As of March 31, 2025, the Company had 2,000,000 Pre-Funded Warrants from the March 2024 private placement outstanding.

Components of Our Results of Operations

Revenue

Since inception, we have not generated any product revenue and do not expect to generate any revenue from the sale of products for the foreseeable future until after we receive regulatory approval. To date, we have generated revenue solely from licensing of intellectual property and sale of research and development services. If our development efforts for our product candidates are successful and result in regulatory approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from collaboration or license agreements. However, there can be no assurance as to when we will generate such revenue, if at all.

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
•
expenses incurred under agreements with contract research organizations, ("CROs"), as well as contract manufacturing organizations ("CMOs"), and consultants that conduct and provide supplies for our preclinical studies and clinical trials;
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

Research and development costs also include costs incurred in connection with certain licensing arrangements. Before a compound receives regulatory approval, we record upfront and milestone payments made by us to third parties under licensing arrangements as an expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval, we will record any milestone payments in identifiable intangible assets, commence amortization and, unless the asset is determined to have an indefinite life, we amortize the payments on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.

Research and development activities are central to our business model. We expect that our research and development expenses will remain a significant expense for the foreseeable future as we continue clinical development for our product candidates and continue to discover and develop additional product candidates. If any of our product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later‑stage clinical trials. Historically, we have incurred research and development expenses that primarily relate to the development of AT‑007, and AT-001 programs. As we advance our product candidates, we expect to allocate our direct external research and development costs across each of the indications or product candidates.

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Product pipeline research and development expenses
AT-001	$387	$3,471
AT-007	4,221	5,699
Personnel-related expenses	2,295	1,848
Stock-based compensation	587	992
Other expenses	347	207
Total research and development expenses	$7,837	$12,217

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

We expect that our general and administrative expenses will remain a significant expense in the foreseeable future as we may increase our general and administrative headcount to support our continued research and development and potential commercialization of our product candidates. We also expect to incur increased expenses as we continue to operate as a public company, including costs of accounting, audit, legal, regulatory and tax compliance services, director and officer insurance costs; and investor and public relations costs.

Other Income (Expense), Net

Other income (expense), net consists of interest income (expense), net, other income (expense), net and change in fair value of warrant liabilities. Interest income (expense), net consists primarily of our interest income on our cash and cash equivalents and marketable securities. Other income (expense), net consists primarily of foreign currency gains/losses. Changes in fair value of warrant liabilities consists of mark to market changes on our common warrants that are classified as liabilities.

Results of Operations

Three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months
	March 31,
(in thousands)	2025	2024
REVENUE:
Research and development services revenue	$—	$190
Total revenue	—	190
COSTS AND EXPENSES:
Research and development	7,837	12,217
General and administrative	17,688	9,066
Total costs and expenses	25,525	21,283
LOSS FROM OPERATIONS	(25,525)	(21,093)
OTHER (EXPENSE) INCOME, NET:
Interest income	621	586
Change in fair value of warrant liabilities	3,104	(63,405)
Other expense	(25)	(26)
Total other income (expense), net	3,700	(62,845)
Net loss	$(21,825)	$(83,938)

Revenue

Revenue for the three months ended March 31, 2025 was $0, compared to $0.2 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, the decrease of $0.2 million was primarily related to:

•
a decrease in research and development services revenue of $0.2 million due to less deferred revenue being recognized related to the Advanz Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Increase/(Decrease)
Clinical and pre-clinical	$3,147	$8,723	$(5,576)
Drug manufacturing and formulation	1,095	(334)	1,429
Personnel expenses	2,295	1,848	447
Stock-based compensation	587	992	(405)
Regulatory and other expenses	713	988	(275)
Total research and development expenses	$7,837	$12,217	$(4,380)

Research and development expenses for the three months ended March 31, 2025 were $7.8 million, compared to $12.2 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, the decrease of $4.4 million was primarily related to:

•
a decrease in clinical and pre-clinical expense of $5.6 million, primarily due to decreased costs related to AT-007 and AT-001;
•
an increase in drug manufacturing and formulation costs of $1.4 million primarily related to AT-007 for the three months ended March 31, 2025 and final settlement of estimated accrual for the three months ended March 31, 2024 that did not occur in the three months ended March 31, 2025;
•
an increase in personnel expense of $0.4 million primarily due to an overall increase in headcount and salary increases;
•
a decrease in stock-based compensation of $0.4 million due to the resignation of our former President and Chief Executive Officer in December 2024, which resulted in less awards being amortized during the three months ended March 31, 2025; and
•
a decrease in regulatory and other expenses of $0.3 million primarily due to decreased regulatory costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024	Increase/(Decrease)
Legal and professional fees	$12,398	$2,708	$9,690
Commercial expenses	660	1,558	(898)
Personnel expenses	2,451	1,347	1,104
Stock-based compensation	900	1,387	(487)
Insurance expenses	327	427	(100)
Other expenses	952	1,639	(687)
Total general and administrative expenses	$17,688	$9,066	$8,622

General and administrative expenses were $17.7 million for the three months ended March 31, 2025, compared to $9.1 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, the increase of $8.6 million was primarily related to:

•
an increase in legal and professional fees of $9.7 million, primarily related to the securities class action and shareholder derivative litigation lawsuits and responses to the CRL and warning letter;
•
a decrease in commercial expenses of $0.9 million, due to overall decrease in commercial spend;
•
an increase in personnel expenses of $1.1 million, primarily due to salary increases during the three months ended March 31, 2025;
•
a decrease in stock-based compensation of $0.5 million primarily due to the resignation of our former President and Chief Executive Officer in December 2024, which resulted in less awards being amortized during the three months ended March 31, 2025;
•
a decrease in insurance expenses of $0.1 million related to decreased insurance costs; and
•
an decrease in other expenses of $0.7 million due to an overall decrease in data storage costs.

Interest Income, Net

Interest income was $0.6 million for the three months ended March 31, 2025 and 2024.

Change in Fair Value of Warrant Liabilities

Change in the fair value of warrant liabilities was $3.1 million income for the three months ended March 31, 2025, as compared to a $63.4 million expense for the three months ended March 31, 2024. The change in the fair value of warrant liabilities was primarily related to an overall decrease in the Company’s share price.

Other Expense

Other expense was $25,000 for the three months ended March 31, 2025, compared to $26,000 for the three months ended March 31, 2024, primarily due to foreign exchange losses.

Liquidity and Capital Resources

Since our inception and through March 31, 2025, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. The accompanying unaudited condensed financial statements have been prepared assuming the continuation of the Company as a going concern. The exclusive licensing agreement with Advanz Pharma for commercialization rights to Classic Galactosemia and CMT-SORD in Europe may provide additional sources of capital after the potential submission of the marketing authorization application in Europe. However, there are no guarantees that this will materialize, and additional delays or unexpected data could disrupt this potential source of liquidity. Additionally, we may provide for capital requirements through financing and other transactions, and selling shares under the Leerink ATM Agreement. However, there can be no assurance that we will be able to raise additional capital to fund our operations with terms acceptable to us, or at all. Broadly, we have not yet established an ongoing source of product revenue sufficient to cover our operating costs and we are dependent on debt and equity financing to fund our operations. As of March 31, 2025 , our cash and cash equivalents were $50.8 million. We will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Additionally, we may encounter unforeseen expenses, including in connection with reevaluating our product candidates and potential new trials. Given our planned expenditures for the next several years, we have concluded that there is still a substantial doubt regarding our ability to continue as a going concern for a period of 12 months beyond the filing of this Quarterly Report Form 10-Q. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on our business plan. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(28,636)	$(18,911)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	115,497
Net (decrease) increase in cash and cash equivalents	$(28,636)	$96,586

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025, was $28.6 million primarily due to our net loss of $21.8 million, a decrease in accrued expenses and other current liabilities of $6.7 million, a decrease in operating lease liabilities of $0.1 million, a decrease in warrant liabilities of $3.1 million, a decrease in prepaid expenses of $1.0 million. This is partially offset by an increase of $1.5 million in non-cash stock-based compensation expense, an increase in accounts payable of $0.4 million, and amortization of operating lease right-of-use assets of $0.1 million.

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

Investing Activities

There was no net cash provided by investing activities for the three months ended March 31, 2025 and 2024, due to no investing activities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025, was $0 due to the Company obtaining no financing for the three months ended March 31, 2025.

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
•
the outcome, timing, effort and cost of meeting regulatory requirements established by the FDA including the costs incurred in responding to the FDA’s Complete Response Letter and Warning Letter and our ability to address the identified issues, and other federal, state, local and foreign regulatory authorities;
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
•
the ongoing costs of operating as a public company and recent increases in inflationary rates;
•
our ability to receive additional non-dilutive funding;
•
the costs of current and potential legal proceedings that may not be covered by our insurance;

•
the effects of unfavorable macroeconomic conditions or market volatility resulting from economic conditions or geopolitical developments, including rising interest rates and inflation, capital market disruptions, foreign exchange fluctuations, changes in U.S. governmental agencies, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and potential economic slowdowns or recessions;
•
addressing any potential supply chain interruptions or delays due in part to international tariffs;
•
the extent to which we in‑license or acquire other products and technologies;
•
our ability to establish and maintain collaborations on favorable terms, if at all, and the success of those collaborations and license agreements;·
•
the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our product candidates, if approved; and·
•
the initiation, progress, timing and results of the commercialization our product candidates, if approved, for commercial sale.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public and private offerings of securities, debt financings, collaborations or licensing arrangements with third parties or other strategic transactions. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock, and such sales may be on unfavorable terms. Similarly, adverse macroeconomic conditions and market volatility resulting from macroeconomic developments, geopolitical developments, high inflation, rising interest rates, international tariffs, changes in international trade relationships and military conflicts or other factors could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms or at all. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, current ownership interests will be diluted. If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to obtain funding when needed, we may be required to delay, limit, reduce or terminate some or all of our research and product development, product portfolio expansion or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

We lease certain assets under noncancelable operating leases, which expire through 2029. The leases relate primarily to office space. As of March 31, 2025, aggregate future minimum commitments under these office leases are $3.7 million through 2029, excluding any related common area maintenance charges and real estate taxes.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or

("U.S. GAAP"). The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until for so long as either (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities and foreign currency sensitivities.

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, and cash equivalents of $50.8 million as of March 31, 2025. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

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

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate gain or loss during the three months ended March 31, 2025. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of March 31, 2025, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, due to the material weakness in our internal control over financial reporting described below.

After giving full consideration to the material weakness, and the additional analyses and other procedures that we performed to ensure the preparation and fair presentation of our financial statements included in these condensed unaudited financial statements, our management and the board of directors have concluded that such financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Previously Reported Material Weakness in Internal Control over Financial Reporting

As described in our Annual Report on Form 10-K, in connection with our assessment of our internal control over financial reporting for fiscal year ended December 31, 2024, we identified a material weakness related to deficiencies in the principles associated with the information and communication component of the COSO framework. Factors contributing to the material weakness included a failure to appropriately design and operate internal controls to ensure complete and timely communication between our former chief executive officer, senior management and our board of directors. The Company did not have an effective communication process to ensure that relevant and reliable information was communicated timely across the organization to enable management to effectively carry out their financial reporting and internal control roles and responsibilities.

Remediation status of Previously Reported Material Weakness

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

Management has implemented the above enhanced internal controls in the first quarter of 2025 as part of its plan to remediate the material weakness. Management has determined that these controls operated effectively in the first quarter of 2025. However, the material weakness cannot be considered remedied until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management cannot assure readers that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future material weaknesses.

Changes in Internal Control over Financial Reporting

Other than the material weakness discussed above and the implementation of the remediation plan, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Class Action Litigation

On December 17, 2024, a purported stockholder filed a putative class action lawsuit against the Company and certain current and former Company officers and directors in the United States District Court for the Southern District of New York (Alexandru v. Applied Therapeutics, Inc., et al., No. 1:24-cv-09715). The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by making false and/or misleading statements between January 3, 2024 to December 2, 2024 in connection with the Company’s NDA to the FDA for govorestat for the treatment of Classic Galactosemia, and seeks unspecified damages. On December 27, 2024, another purported stockholder filed a putative class action lawsuit against the Company and a former Company officer and director in the United States District Court for the Southern District of New York (Ikram v. Applied Therapeutics, Inc., et al., No. 1:24-cv-09973). The complaint alleges claims substantially similar to those alleged in the Alexandru action and also seeks unspecified damages. On February 18, 2025, several purported stockholders filed motions seeking to consolidate the Alexandru and Ikram actions and seeking appointment as lead plaintiff in the consolidated action. On March 11, 2025, the court consolidated the Alexandru and Ikram actions (In re Applied Therapeutics Securities Litigation, No. 1:24-cv-9715) and appointed a lead plaintiff and lead counsel. On May 2, 2025, lead plaintiff filed a consolidated amended complaint. The deadline to respond to the consolidated amended complaint is May 23, 2025.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks described below, together with other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment.

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
•
We or Advanz Pharma may fail to perform under partnership agreements for AT-007 (govorestat) commercialization, potentially leading to liabilities, and unachieved benefits.
•
Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and our results may not be sufficient for the necessary regulatory approvals.
•
Clinical drug development involves a lengthy and expensive process and the development of additional product candidates is risky and uncertain.
•
We may be unable to obtain or maintain regulatory approvals, designations, or accelerated pathways, for our product candidates.
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
•
We may face substantial competition.
•
We may face risks related to strategic collaborations to develop our product candidates.

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

Risks Related to Our Dependence on Third Parties

•
One of our clinical investigators received a warning letter from the FDA following a site inspection.·
•
Third-parties may conduct our preclinical studies and clinical trials in an unsatisfactory manner.·
•
We intend to rely on third parties to produce supplies of our product candidates.·
•
We and our third-party affiliates are subject to environmental, health and safety laws and regulations.

Risks Related to Our Intellectual Property

•
Breaches of our license agreements may result in the adverse effects to our ability to continue the development and commercialization of our product candidates.·
•
Insufficient patent protection could let competitors develop similar products.·
•
Obtaining and maintaining our patent rights is expensive, complicated and labor intensive and patent terms may be inadequate to protect our competitive position on our product candidates.·
•
We may be subject to claims alleging violations of intellectual property rights.·
•
Changes in patent law could impair our ability to protect our product candidates.·
•
We may be unable to protect our intellectual property rights.·
•
Intellectual property rights do not necessarily address all potential threats to our business.

Risks Related to Our Business Operations, Employee Matters and Managing Growth

•
We· face securities-related class-action and shareholder derivative litigation that could be costly, divert resources, and damage our reputation, business, or financial condition if an adverse judgment occurs.·

•
Recent leadership changes, including our former founder and CEO’s departure, may cause uncertainty.
•
We may experience difficulties resulting from the expansion of our organization.·
•
We may be subject to security breaches in our information technology systems.·
•
Our employees and the third-parties we deal with may engage in misconduct or improper activities.

Risks Related to Ownership of Our Common Stock

•
The market price of our common stock is volatile, has fluctuated substantially and significantly declined.·
•
Failure to regain compliance with the continued listing requirements of Nasdaq could result in our common stock being delisted and the price of our common stock could be negatively impacted.·
•
We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

General Risk Factors

•
We ·may be affected by unfavorable research or reports.·
•
We may use our cash and cash equivalents ineffectively or in ways with which you do not agree.·
•
We face risks and costs from losing “emerging growth company” status and must meet new requirements.·
•
We may use defensive and forum selection provisions in our governing documents and Delaware law.

Risks Related to Our Financial Position and Capital Needs

We have incurred significant operating losses since inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $105.6 million and $119.8 million for the years ended December 31, 2024, and 2023, respectively and $21.8 million and $83.9 million for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $596.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

•
continue the ongoing and planned development of our product candidates;
•
initiate, conduct and complete any ongoing, anticipated or future preclinical studies and clinical trials for our current and future product candidates
•
seek marketing approvals for any product candidates that successfully complete clinical trials;
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

Furthermore, we have recently incurred and likely will continue to incur additional costs associated with the Complete Response Letter we received from the FDA in November 2024 for the NDA we submitted for govorestat for the treatment of Classic Galactosemia, the Warning Letter related to the Phase 2/3, ACTION-Galactosemia Kids study, the departure of our founder and CEO and securities-related class action litigation and derivative litigation, including significant legal, accounting, investor relations and other expenses.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2024 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents were $50.8 million at March 31, 2025. We will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Additionally, we may encounter unforeseen expenses, including in connection with reevaluating our product candidates and potential new trials. Given our planned expenditures for the next several years, we have concluded, and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern for a period of 12 months beyond the filing of this Quarterly Report on Form 10-Q. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, conducted an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, based on the framework and criteria established in Internal Control-Integrated Framework (2013) (the “COSO framework”) issued by COSO. Based on this assessment, management concluded that, as of December 31, 2023, its internal control over financial reporting was not effective due to the existence of the material weakness described below.

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

As further described in Part I, Item 4 above and in Part II, Item 9A in the Annual Report, our management has been engaged in developing and implementing a remediation plan to address the material weakness described above. However, the material weakness will not be fully remediated until management can demonstrate the full effectiveness of controls over a sufficient period of time, and we can give no assurance on the success of such measures or the outcome of our assessment of these measures at this time.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in a timely manner, or at all. Testing by us conducted in connection with Section 404(a) of the Sarbanes Oxley Act may reveal material weaknesses in our internal controls over financial reporting related to our limited finance, accounting and IT staffing levels. For example, in connection with the audit of our financial statements for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, which was fully remediated as of March 31, 2024. In addition, as further described in Part I, Item 4 above and in Part II, Item 9A, in the Annual Report, in connection with the audit of our financial statements for the year ended December 31, 2024, we identified a material weakness related to deficiencies in the principles associated with the information and communication component of the COSO framework. While we are implementing our remediation plan, we cannot provide assurances that the measures that have been taken to date, and are continuing to be implemented, will be sufficient to remediate the material weakness identified or to avoid potential future materials weaknesses. Subsequent testing by our independent registered public accounting firm in connection with Section 404(b) of the Sarbanes Oxley Act may reveal continued or additional deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We determined that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the identified material weakness in internal control and financial reporting as described herein. The effectiveness of our internal controls in future periods is subject to the risk that our controls may become further inadequate because of changes in conditions. We may be unable to timely remediate our material weakness and may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

In connection with our efforts to address the issues referenced in the Warning Letter, including reevaluating govorestat for the treatment of Classic Galactosemia and CMT-SORD, we expect to encounter significant additional expenses, including expenses that we had not expected, as well as additional unforeseen expenses, difficulties, complications, delays, and other known or unknown factors in achieving our business objectives. If we are successful in our clinical trials for a product candidate, we will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

As of March 31, 2025, we had $50.8 million in cash and cash equivalents. We will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Additionally, we may encounter unforeseen expenses, including in connection with reevaluating our product candidates and potential new trials. There is no assurance that we will be able to obtain such additional financing on favorable terms or at all, or to fund our operations beyond that point. Our future capital requirements will depend on many factors, including:

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
•
the costs and timing of future commercialization activities, if we are successful in reaching commercialization of any product candidate, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
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
•
the effects of unfavorable macroeconomic trends, including rising inflation and interest rates, capital market disruptions, changes in U.S. governmental agencies, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and potential economic slowdowns or recessions;
•
addressing any potential supply chain interruptions or delays due in part to international tariffs;
•
the ongoing costs of operating as a public company; and
•
the extent to which we acquire or in‑license other product candidates and technologies.

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

In addition, our ability to access additional capital has and will be affected by the decrease in our common stock trading price and the Complete Response Letter for the govorestat NDA for Classic Galactosemia and the Warning Letter we received from the FDA which may have damaged our reputation, which have caused the price of our common stock to fluctuate significantly and/or decline significantly. Also, adverse macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, elevated interest rates, international tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, potential for significant changes in U.S. policies or regulatory environment or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. For example, the U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, any deterioration in the macro-economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability.

Further, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. Government spending levels are difficult to predict beyond the near term due to numerous factors, including the external threat environment, future government priorities and the state of government finances. Significant changes in government spending or changes in U.S. government priorities, policies and requirements could have a material adverse effect on our results of operations, financial condition or liquidity. As a result, adequate additional financing may not be available to us when needed or on attractive terms. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or altogether terminate our research and development programs or future commercialization efforts. In addition, a portion of our supply chain is located in countries that may be subject to new or increased tariffs, which could lead to increased costs to us.

Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We also could be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable. If we raise additional capital through future collaborations, strategic alliances or third party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

We have incurred substantial losses since inception and do not expect to become profitable in the near future, if ever. In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income. An ownership change for these purposes is generally defined as a greater than 50% change, by value, in the equity ownership of a corporation over a 3-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent changes in our stock ownership (some of which shifts are outside our control). As a result, if, and to the extent that we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of March 31, 2025 and December 31, 2024.

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

If we do not receive regulatory approval for govorestat (AT-007) for the treatment of Classic Galactosemia or SORD Deficiency or any other indication and we are not able to commercialize govorestat, we may not generate revenue for several years, if at all, and we may never generate sufficient revenue to achieve and sustain profitability. We need approval from the FDA prior to marketing our product candidates in the U.S. In December 2023, we submitted our first NDA to the FDA seeking approval for govorestat. In February 2024, the FDA accepted the filing of the NDA and the NDA was granted Priority Review status. In November 2024, the FDA issued a Complete Response Letter for the NDA. The Complete Response Letter indicates that the FDA completed its review of the application and determined that is unable to approve the NDA in its current form, citing deficiencies in the clinical application and failure to reach statistical significance on primary endpoints. Following receipt of the Complete Response Letter, we also withdrew the MAA to the EMA for govorestat for the treatment of Classic Galactosemia, as we believed more time was needed to acquire further data to support a European MAA. We are in the planning stages of determining our next steps with respect to our govorestat development program. Further clinical development of govorestat for any indications may require us to complete additional and more extensive clinical trials, which will be costly and time consuming. The amount and timing of the increased costs related to our clinical trials is difficult to predict due to the uncertainty inherent in the timing of clinical trial initiations, the rate of patient enrollment and the detailed design of future trials. If we continue our clinical development program for govorestat, we may not obtain necessary approvals from the FDA even if our trials demonstrate favorable results. The data we collect from any additional clinical trials may not demonstrate sufficient safety and efficacy to support regulatory approval of govorestat in which case we would experience potentially significant delays in, or be required to abandon, development of that product candidate. If we continue our clinical development program for govorestat, we will have fewer resources to devote to the research and development of our other product candidates and development stage programs. If we decide to terminate any further development of govorestat, we will be dependent upon the success of our other product candidates in our pipeline or other compounds we may in-license and the size of the potential markets for such other product candidates may not be as significant as the potential markets for govorestat, and we may not be able to monetize it.

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

Of the large number of products in development across the pharmaceutical industry, only a small percentage successfully complete the FDA or comparable foreign regulatory authorities approval processes and receiving marketing authorization. The lengthy approval or marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval or marketing authorization to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects..

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

Inadequate funding for the FDA, the National Institutes of Health and other government agencies, including from government shutdowns, or other disruptions to these agencies’ staffing and operations, could prevent new products and services from being developed or commercialized in a timely manner or at all, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025 and the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products and National Institutes of Health (“NIH”)’s ability to conduct and partner with industry on important research can be affected by a variety of factors, including government budget and funding levels, payment of user fees and reauthorization of user fee programs, staffing and other resource limitations, ability to hire and retain key personnel, layoffs, as well as statutory, regulatory and policy changes. In addition, funding of other government agencies that support research and development activities that pertain to FDA review, such as research to understand new technologies or establish new standards, is subject to the political process, which is inherently fluid and unpredictable. Such government agencies also have been subject to reductions in funding and downsizing of agency staffing levels, which could materially impact our business and operations. .

The current administration has implemented or proposed policies that may affect the FDA review process, including efforts to downsize the federal workforce, remove job elimination protections for federal workers, limit certain communications, and potentially impact user fee reauthorization. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, the current administration has proposed action to freeze or reduce the budget of the NIH as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. If political pressure or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

There remains substantial uncertainty as to how regulatory reform measures being implemented by the current U.S. administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC and U.S. Patent and Trademark Office (“USPTO”), on which our operations rely. For example, over the last several years, the U.S. government has shut down and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. In addition, the current U.S. administration has proposed substantial reductions in force at various government agencies that, if applied in a material way, could significantly reduce the FDA’s and other agencies’ capacities to perform their functions in a manner consistent with past practices. If a prolonged government shutdown occurs or if the FDA, NIH, SEC or the USPTO experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issues licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business and our timelines. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We or Advanz Pharma may fail to perform under any of the agreements entered into in connection with the partnership for the potential commercialization of AT-007, which may subject us to liabilities, and we may fail to achieve anticipated benefits of the partnership.

In January 2023, we announced a partnership with Advanz Pharma ("Advanz") for the potential commercialization of AT-007 (govorestat) in Europe, and entered into an Exclusive License and Supply Agreement ("Advanz Agreement") with Advanz. Under the terms of the Advanz Agreement, Advanz receives exclusive commercial rights in the European Economic Area, Switzerland, and the UK (Territory) for AT-007 in Classic Galactosemia and SORD Deficiency, with certain rights to future indications for AT-007 in the Territory. In return, we have the right to receive certain near-term development milestone payments upon clinical trial completion and marketing authorization in Europe as well as commercial sales milestones, which in the aggregate are expected to amount to over €130 million. We also have the right to receive royalties on any future net sales of AT-007 in the Territory of 20%. The royalty rate will be payable on a country-by-country basis until the later of (i) the expiration of the licensed patents covering the composition of matter of AT-007, or (ii) 10 years after the European Medicines Agency’s grant of marketing authorization for AT-007. The royalties are subject to certain deductions, including certain secondary finishing costs, certain step-in establishment costs and a portion of fees for any potential third-party patent licenses if applicable in the future. Following the initial term of the license, as described above, the royalty rate shall be reduced to 10% and shall continue in perpetuity unless the Advanz Agreement is terminated in various circumstances in accordance with its terms. We will continue to be responsible for the development, manufacturing and supply of AT-007, and Advanz will be responsible for packaging, distribution and commercialization in the Territory. The Advanz Agreement includes a sublicense under the 2016 Columbia Agreement and the 2020 Miami License Agreement.

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
•
regulators or institutional review boards ("IRBs") may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
•
obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including in the form of a risk evaluation and mitigation strategy ("REMS");
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

Further, we, the FDA or an IRB may suspend our clinical trials at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s GCP regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our investigational new drug applications ("INDs") or the conduct of these trials. In November 2024, the FDA issued a Complete Response Letter for our NDA seeking approval of govorestat for the treatment of Classic Galactosemia citing deficiencies in the clinical application. We cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed.

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

Even if we obtain regulatory approvals for our product candidates, such approvals will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record keeping and submission of safety and other post‑market information. Any regulatory approvals that we receive for our product candidates may also be subject to a risk evaluation and mitigation strategy ("REMS"), limitations on the approved indicated uses for which the drug may be marketed or to the conditions of approval, or contain requirements for potentially costly post‑marketing testing, including Phase 4 trials, and surveillance to monitor the quality, safety and efficacy of the drug. Such regulatory requirements may differ from country to country depending on where we have received regulatory approval.

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

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by many of the individual countries in which we may operate, with which we will need to comply. Further, there have been, and may continue to be, significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and will depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand in affected markets. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes. Many biopharmaceutical companies have found the process of marketing their products in foreign countries to be challenging.

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

Further, our reliance on third‑party manufacturers entails risks to which we may not be subject if we manufactured product candidates ourselves, including:

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
•
our third party manufacturers may fail to comply with cGMP and other inspections by the FDA or other comparable regulatory authorities;
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

Following receipt of the Complete Response Letter and Warning Letter, a putative class action lawsuit was filed against us and certain of our current and former officers and directors on December 17, 2024, in the United States District Court for the Southern District of New York and is captioned Alexandru v. Applied Therapeutics, Inc., et al., No. 24-cv-09715. On December 27, 2024, another purported stockholder filed a putative class action lawsuit against us and a former officer and director in the United States District Court for the Southern District of New York (Ikram v. Applied Therapeutics, Inc., et al., No. 1:24-cv-09973). On March 11, 2025 the court consolidated the actions (In re Applied Therapeutics Securities Litigation, No. 1:24-cv-9715). In addition, on January 31, 2025, certain of our current and former officers and directors were named as defendants in a shareholder derivative action filed in the United States District Court for the Southern District of New York (Hassine v. Shendelman, et al., No. 1:25-cv-00935). The complaint seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct, as well as declaratory, equitable, and monetary relief, including attorneys’ fees and other costs. The derivative action is based substantially on the same facts alleged in the consolidated action described above. Please refer to “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information about these pending legal proceedings.

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

As of March 31, 2025, we had 36 full‑time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted remote working arrangements as a result of the COVID-19 pandemic, and may increase as a result of recent hostilities between Russia and Ukraine. Related sanctions, export controls or other actions may be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business, our CROs, CMOs and other third parties with which we conduct or in the future may conduct business. Further, state-sponsored cyberattacks could expand as part of the conflict, which would adversely affect our and our suppliers’ ability to maintain or enhance key cybersecurity and data protection measures. Improper or inadvertent employee behavior, including data privacy breaches by employees, contractors and others with permitted access to our systems, may also pose a risk that sensitive data may be exposed to unauthorized persons or to the public. If a system failure or security breach occurs and interrupts our operations or the operations at one of our third-party vendors, it could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or reputation or result in legal or regulatory proceedings. In addition, if a ransomware attack or other cyber-attack occurs, either internally or at our third-party vendors, we could be prevented from accessing our systems or data, which may cause interruptions or delays in our business, cause us to incur remediation costs or subject us to demands to pay ransom, or adversely affect our business reputation.

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

The stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular, has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price at which you purchased it. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, the market price for our common stock has been, and is likely to continue to be influenced by the following:

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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including the impact of high inflation, elevated interest rates, the current U.S. administration and accompanying regulatory activities and economic policies; and
•
investors’ general perception of us and our business.

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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of our current or future product candidates, research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2025, we had outstanding 141,575,526 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock‑up agreements but will be able to be sold in the future.

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

While we still qualify as a “smaller reporting company,” as defined in Regulation S-K of the Securities Act of 1933, as amended (the "Securities Act") we no longer qualify as an emerging growth company (“EGC”) as defined in the Jumpstart Our Business Startups Act because in 2024, we reached the five-year anniversary of the first sale of our common stock pursuant to an effective registration statement under the Securities Act. As such, we are no longer exempt from certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an EGC. These requirements include, but are not limited to:

•
compliance with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, including critical audit matters;·
•
the requirement that we provide more detailed disclosures regarding executive compensation, although we are still able to take advantage of exemptions provided to smaller reporting companies; and·
•
the requirement that we obtain stockholder approval of any golden parachute payments not previously approved.

We anticipate increased expenses, including exchange listing and SEC requirements, director and officer insurance premiums, legal, audit and tax fees, regulatory compliance programs, and investor relations costs associated with being a public company and ceasing to be an EGC.

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

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

Since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law ("DGCL"), which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no officer or director of the Company (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description
10.1+#	Employment Agreement, by and between the Registrant and Todd Baumgartner, dated March 7, 2025.
31.1	Rule 13a‑14(a)/15d‑14(a) Certification under the Exchange Act by John Johnson, Executive Chairman (Principal Executive Officer).
31.2	Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Les Funtleyder, Interim Chief Executive Officer and Chief Financial Officer (Principal Financial Officer).
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Section 1350 Certifications.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents.
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101.

* Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act, or the Exchange Act (whether made before or after the date of the Form 10‑Q), irrespective of any general incorporation language contained in such filing.

+ Indicates a management contract or compensatory plan

#Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED THERAPEUTICS, INC.

Date: May 13, 2025	By:	/s/ John H. Johnson
John H. Johnson
Executive Chairman (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Les Funtleyder
Les Funtleyder
Interim Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer)