Form 10-Q
period 2025-06-30
Applied Therapeutics, Inc.
filed 2025-08-13
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the registrant had 144,012,125 shares of common stock, $0.0001 par value per share, outstanding.

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

•
the impact of government laws and regulations and liabilities thereunder including sudden changes in applicable legal or regulatory standards;
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
•
our ability to comply with the listing requirements of Nasdaq; and
•
other factors that may impact our financial results, including those listed under the caption "Risk Factors".

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	As of	As of
	June 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,421	$79,398
Prepaid expenses and other current assets	4,090	4,248
Total current assets	34,511	83,646
Security deposits	252	253
Operating lease right-of-use asset	2,579	2,792
TOTAL ASSETS	$37,342	$86,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$447	$406
Accounts payable	4,861	4,433
Accrued expenses and other current liabilities	10,668	16,143
Warrant liabilities	1,773	6,314
Total current liabilities	17,749	27,296
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	2,155	2,389
Total noncurrent liabilities	2,155	2,389
Total liabilities	19,904	29,685
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 250,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 141,938,335 shares issued and outstanding as of June 30, 2025 and 137,228,741 shares issued and outstanding as of December 31, 2024	35	35
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	634,768	631,181
Accumulated deficit	(617,365)	(574,210)
Total stockholders' equity	17,438	57,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,342	$86,691

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
REVENUE:
Research and development services revenue	$—	$144	$—	$334
Total revenue	—	144	—	334
COSTS AND EXPENSES:
Research and development	9,923	10,004	17,760	22,221
General and administrative	13,175	10,580	30,863	19,646
Total costs and expenses	23,098	20,584	48,623	41,867
LOSS FROM OPERATIONS	(23,098)	(20,440)	(48,623)	(41,533)
OTHER INCOME (EXPENSE), NET:
Interest income	364	628	985	1,215
Change in fair value of warrant liabilities	1,437	22,744	4,541	(40,660)
Other expense	(33)	(34)	(58)	(62)
Total other income (expense), net	1,768	23,338	5,468	(39,507)
Net income (loss)	$(21,330)	$2,898	$(43,155)	$(81,040)
Net income (loss) per share attributable to common stockholders - basic	$(0.15)	$0.02	$(0.30)	$(0.60)
Net income (loss) per share attributable to common stockholders - diluted	$(0.15)	$(0.13)	$(0.30)	$(0.60)
Weighted-average common stock outstanding - basic	145,091,474	143,934,239	144,940,561	134,627,942
Weighted-average common stock outstanding - diluted	145,091,474	152,392,748	144,940,561	134,627,942

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Total
	Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
BALANCE, January 1, 2024	84,869,832	$8	$451,432	$(468,586)	$(17,146)
Issuance of common stock and prefunded warrants, net of issuance costs of $8.2 million	15,285,714	2	104,746	—	104,748
Exercise of common warrants	9,025,000	1	61,217	—	61,218
Exercise of prefunded warrants	4,206,285	—	—	—	—
Exercise of stock options	32,290	—	33	—	33
Restricted Stock Units released for common stock issued under Equity Incentive Plan	822,682	—	—	—	—
Stock-based compensation expense	—	—	2,379	—	2,379
Net loss	—	—	—	(83,938)	(83,938)
BALANCE, March 31, 2024	114,241,803	$11	$619,807	$(552,524)	$67,294
Exercise of stock options	295,202	—	310	—	310
Restricted Stock Units released for common stock issued under Equity Incentive Plan	309,266	—	—	—	—
Stock-based compensation expense	—	—	1,890	—	1,890
Net income	—	—	—	2,898	2,898
BALANCE, June 30, 2024	114,846,271	$11	$622,007	$(549,626)	$72,392

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Total
	Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE, January 1, 2025	137,228,741	$35	$631,181	$(574,210)	$57,006
Exercise of pre-funded warrants	3,694,107	—	—	—	—
Restricted Stock Units released for common stock issued under Equity Incentive Plan	652,678	—	—	—	—
Stock-based compensation expense	—	—	1,487	—	1,487
Net loss	—	—	—	(21,825)	(21,825)
BALANCE, March 31, 2025	141,575,526	$35	$632,668	$(596,035)	$36,668
Restricted Stock Units released for common stock issued under Equity Incentive Plan	362,809	—	—	—	—
Stock-based compensation expense	—	—	2,100	—	2,100
Net loss	—	—	—	(21,330)	(21,330)
BALANCE, June 30, 2025	141,938,335	$35	$634,768	$(617,365)	$17,438

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(43,155)	$(81,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,587	4,269
Amortization of insurance premium	—	566
Amortization of operating lease right-of-use assets	213	241
Amortization of leasehold improvements	1	1
Change in operating lease liability	(193)	(252)
Change in fair value of warrant liabilities	(4,541)	40,660
Changes in operating assets and liabilities:
Prepaid expenses	158	(1,454)
Accounts payable	428	941
Accrued expenses and other current liabilities	(5,475)	(4,679)
Other liabilities	—	(759)
Net cash used in operating activities	(48,977)	(41,506)
INVESTING ACTIVITIES:
Net cash provided by investing activities	—	—
FINANCING ACTIVITIES:
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	—	104,748
Repayments of short-term borrowings	—	(311)
Exercise of common warrants	—	9,025
Exercise of stock options	—	343
Net cash provided by financing activities	—	113,805
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(48,977)	72,299
Cash and cash equivalents at beginning of period	79,398	49,898
Cash and cash equivalents at end of period	$30,421	$122,197
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Conversion of warrant liabilities to equity for warrant exercises	$—	$52,193

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of June 30, 2025, results of operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

As reflected in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $43.2 million for the six months ended June 30, 2025, and has an accumulated deficit of $617.4 million as of June 30, 2025. Broadly, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. As of June 30, 2025, the Company has cash and cash equivalents of $30.4 million. Given the Company's planned expenditures for the next twelve months, the Company concluded that substantial doubt exists regarding its ability to continue as a going concern within one year after the date these unaudited condensed financial statements are issued. The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three and six months ended June 30, 2025.

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

During the three and six months ended June 30, 2025, the Company recorded $11,000 and $49,000, respectively, in expense related to the Columbia Agreements. During the three and six months ended June 30, 2024 , the Company recorded $0.1 million and $0.2 million, respectively, in expense related to the Columbia Agreements

As of June 30, 2025 and December 31, 2024, the Company had $21,000 and $16,000, respectively, due to Columbia University included in accrued expenses and no amounts included in accounts payable.

University of Miami

2020 Miami License Agreement

On October 28, 2020, the Company entered into a license agreement with the University of Miami (the “2020 Miami License Agreement”) relating to certain technology that is co-owned by the University of Miami ("UM"), the University of Rochester ("UR") and University College London ("UCL"). UM was granted an exclusive agency from UR and UCL to license each of their rights in the technology. Pursuant to the 2020 Miami License Agreement, UM, on behalf of itself and UR and UCL, granted the Company a royalty-bearing, sublicensable license that is exclusive with respect to certain patent applications and patents that may grant from the applications, and non-exclusive with respect to certain know-how, in each case to research, develop, make, have made, use, sell and import products for use in treating and/or detecting certain inherited neuropathies, in particular those caused by mutation in the sorbitol dehydrogenase ("SORD") gene. The license grant is worldwide. Under the 2020 Miami License Agreement, the Company is obligated to use commercially reasonable efforts to develop, manufacture, market and sell licensed products in the licensed territory, and to comply with certain obligations to meet specified development milestones within defined time periods. UM retains for itself, UR, and UCL the right to use the licensed patent rights and licensed technology for their internal non-commercial educational, research and clinical patient care purposes, including in sponsored research and collaboration with commercial entities.

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

During the three and six months ended June 30, 2025, the Company recorded $50,000 and $0.1 million, respectively, in research and development expense related to the Miami License Agreement. During each of the three and six months ended June 30, 2024, the Company recorded $0.2 million in research and development expense related to the Miami License Agreement.

As of June 30, 2025 and December 31, 2024, the Company had $0.4 million and $0.3 million due to UM included in accrued expenses relating to the 2020 Miami License Agreement and no amounts in accounts payable.

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

During the three and six months ended June 30, 2025 and 2024, the Company recorded no research and development expense related to the 2020 Miami Option Agreement.

As of June 30, 2025 and December 31, 2024, there were no amounts recorded in accrued expenses and accounts payable related to the 2020 Miami Option Agreement.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of June 30, 2025, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report.

	As of
	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$6,200	$—	$—	$6,200
Money market funds	24,221	—	—	24,221
Total cash and cash equivalents	$30,421	$—	$—	$30,421
Total financial assets measured at fair value on a recurring basis	$30,421	$—	$—	$30,421
Warrant liabilities - common warrants	—	—	1,773	1,773
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$1,773	$1,773

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

The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions included below as of June 30, 2025 and December 31, 2024.

	June 30,	December 31,
	2025	2024
Expected term (in years)	1.8	1.9
Volatility	160.92%	166.19%
Risk-free interest rate	3.77%	4.25%
Dividend yield	0.00%	0.00%

As of June 30, 2025, the Company utilized a probability-weighted approach that considered the probability of a change in control at the Company in the Black-Scholes option pricing model, whereby a 0% and 20% probability of change in control was used for years three and four, respectively, and a 30% probability was used for year five in the term of the agreements.

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

Warrant Liabilities
Balance as of December 31, 2024	$6,314
Change in fair value	(4,541)
Balance as of June 30, 2025	$1,773

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

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid research and development expenses	$1,671	$2,511
Prepaid manufacturing costs	248	327
Prepaid insurance expenses	1,126	443
Prepaid commercial and patient advocacy	307	506
Other prepaid expenses and current assets	738	461
Total prepaid expenses & other current assets	$4,090	$4,248

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued pre-clinical and clinical expenses	$4,120	$2,753
Deferred revenue	212	212
Accrued professional fees	2,658	2,937
Accrued compensation and benefits	2,496	4,085
Accrued commercial expenses	180	5,309
Accrued patent expenses	440	335
Other	562	512
Total accrued expenses & other current liabilities	$10,668	$16,143

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

As of June 30, 2025, there were 6,913,209 shares of common stock available for issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock‑based compensation expense recorded for employees, directors and non‑employees:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$1,011	$964	$1,598	$1,956
General and administrative	1,089	926	1,989	2,313
Total stock-based compensation expense	$2,100	$1,890	$3,587	$4,269

Stock Option Activity

During the six months ended June 30, 2025, the Company granted 1,200,000 stock options. For the three months ended June 30, 2025 and 2024, amortization of stock compensation of options amounted to $0.8 million and $0.5 million, respectively. For the six months ended June 30, 2025 and 2024, amortization of stock compensation of options amounted to $1.1 million and $1.2 million, respectively. As of June 30, 2025 and 2024, the total unrecognized stock‑based compensation expense for unvested options was $1.8 million and $1.1 million, respectively, which is expected to be recognized over 2.1 years and 1.3 years, respectively. The weighted‑average fair value of options granted during the six months ended June 30, 2025 was $0.49. There were no stock options granted for the six months ended June 30, 2024.

The following table summarizes the information about options outstanding at June 30, 2025:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Options Outstanding	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at December 31, 2024	6,460,004	$1.74	4.72	$—
Options granted	1,200,000	0.49
Options exercised	—	—
Forfeited	—	—
Expired	(1,368)	1.05
Outstanding at June 30, 2025	7,658,636	$1.54	4.79	$—

Exercisable at June 30, 2025	4,371,319	$2.08	1.17	$—
Nonvested at June 30, 2025	3,287,317	$0.82	9.59	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at June 30, 2025. The intrinsic value of stock options exercised during each of the three and six months ended June 30, 2024 was $0.9 million and $1.1 million, respectively. The total grant-date fair value of stock options vested during the three and six months ended June 30, 2025 was $37,000 and $0.1 million, respectively. The total grant-date fair value of stock options vested during the three and six months ended June 30, 2024 was $44,000 and $0.1 million, respectively.

Valuation of Stock Options Granted

The fair value of each option award granted is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted-average assumptions noted in the table below for those options granted in the three and six months ended June 30, 2025. There were no options granted for the three and six months ended June 30, 2024.

	Three Months Ended	Six months ended
	June 30,	June 30,
	2025	2025
Expected term (in years)	5.77	5.77 - 6.08
Volatility	118.50%	98.05% - 118.5%
Risk-free interest rate	4.19%	4.15% - 4.19%
Dividend yield	—%	—%

Restricted Stock Unit Activity

During the six months ended June 30, 2025, the Company granted 2,719,000 restricted stock units (“RSUs”). For the three months ended June 30, 2025 and 2024, amortization of stock compensation of RSUs amounted to $1.2 million and $1.4 million, respectively. For the six months ended June 30, 2025 and 2024, amortization of stock compensation of RSUs amounted to $2.4 million and $3.1 million, respectively. As of June 30, 2025 and 2024, the unamortized compensation costs associated with non-vested restricted stock awards were $7.7 million and $18.7 million, respectively, with a weighted-average remaining amortization period of 2.8 years.

The following table summarizes the information about restricted stock units outstanding at June 30, 2025:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	4,109,752	$3.16
Awarded	2,719,000	0.50
Released	(1,259,899)	3.13
Forfeited	(81,459)	8.81
Outstanding at June 30, 2025	5,487,394	$1.84
Nonvested at June 30, 2025	5,046,611	$1.66

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of June 30, 2025, no shares of common stock had been issued under the ESPP. The first offering period commenced on November 15, 2024.

Under the ESPP substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the each six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. As of June 30, 2025 a total of 1,747,091 shares of the Company's common stock were available for future issuance under the ESPP. For the three and six months ended June 30, 2025, amortization of stock compensation of the ESPP amounted to $7,000 and $0.1 million, respectively. As of June 30, 2025, the unamortized compensation costs related to the ESPP was $0.4 million with a weighted-average remaining amortization period of 0.75 year.

Valuation of ESPP Granted to Employees

The fair value of each ESPP award is estimated on the date of the grant using the Black-Scholes valuation model based on the weighted-average assumptions. There were no ESPP awards issued during the six months ended June 30, 2025 and 2024.

7. STOCKHOLDERS’ EQUITY

As of June 30, 2025, and December 31, 2024, the authorized capital stock of the Company consisted of 250,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

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

There were no shares sold under the Leerink ATM Agreement during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company sold an aggregate of 3,000,000 shares of common stock, pursuant to the Leerink ATM Agreement with an average sale price of $4.31 per share, resulting in net proceeds of $12.4 million, after deducting commissions and offering expenses.

As of June 30, 2025, the Company has sold an aggregate of 20,615,976 shares of the company’s common stock, pursuant to the Leerink ATM Agreement with an average sale price of $3.36 per share, resulting in net proceeds of $49.3 million, after deducting commissions and offering expenses.

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

As of June 30, 2025, warrant holders had exercised 8,500,000 Pre-Funded Warrants on a cash basis and received 8,500,000 shares of common stock. The Company received $850 in cash proceeds for the exercise of these Pre-Funded Warrants.

As of June 30, 2025, the Company had 1,500,000 Pre-Funded Warrants from the June 2022 offering outstanding with a weighted average exercise price of $0.0001 per share and an average contractual life of 5 years.

The Common Warrants were accounted for as liabilities under ASC 815-40, as these warrants provide for a settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. These warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations. The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions as of June 30, 2025 and December 31, 2024 (See Note 3).

As of June 30, 2025, warrant holders had exercised 19,275,000 Common Warrants on a cash basis and received 19,275,000 shares of common stock. The Company received $19.3 million in cash proceeds for the exercise of these Common Warrants.

As of June 30, 2025, the Company had 10,725,000 Common Warrants outstanding with a weighted average exercise price of $1.00 per share and an average contractual life of 5 years.

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

As of June 30, 2025, the Company had 2,000,000 Pre-Funded Warrants from the March 2024 private placement outstanding with a weighted average exercise price of $0.001 per share. The Pre-Funded Warrants do not have an expiration date.

A summary of the Company’s outstanding warrants as of June 30, 2025 is as follows:

	Equity Classified	Liability Classified	Total
	Warrants	Warrants	Warrants
Outstanding as of December 31, 2024	7,326,863	10,725,000	18,051,863
Warrants granted and issued	—	—	—
Warrants exercised	(3,701,245)	—	(3,701,245)
Outstanding as of June 30, 2025	3,625,618	10,725,000	14,350,618

9. LEASES

The following table summarizes the Company’s lease related costs for the three and six months ended June 30, 2025 and 2024:

		Three Months Ended		Six Months Ended
(in thousands)		June 30,		June 30,
Lease Cost	Statement of Operations Location	2025	2024	2025	2024
Operating Lease Cost	General and administrative	$206	$127	$412	$254
Total lease cost		$206	$127	$412	$254

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Six Months Ended
	June 30,	June 30,
Other Information	2025	2024
Weighted-average remaining lease term
Operating leases	4.3 years	0.8 years
Weighted-average discount rate
Operating leases	15.06%	7.82%

The following table summarizes the maturities of lease liabilities as of June 30, 2025:

Operating
Year	(in thousands)
2025	393
2026	803
2027	803
2028	823
2029	702
Total lease payments	3,524
Less: interest	922
Total lease liabilities	$2,602

10. INCOME TAXES

During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

11. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre‑tax basis. Matching contributions to the plan may be made at the discretion of the Company’s Board. The Company made approximately $0.1 million and $0.4 million, respectively, in matching contributions to the plan during each of the three and six months ended June 30, 2025. The Company made approximately $0.2 million in matching contributions to the plan during each of the three and six months ended June 30, 2024.

12. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted‑average number of shares of common stock outstanding during the period, which includes shares issuable under pre-funded warrants agreements for little consideration.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three months ended June 30, 2025 and the six months ended June 30, 2025 and 2024, as the inclusion of all potential common shares outstanding would have been anti‑dilutive due to net losses incurred.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) - basic	$(21,330)	$2,898	$(43,155)	$(81,040)
Less: change in fair value of warrant liabilities	—	(22,744)	—	—
Net loss - diluted	$(21,330)	$(19,846)	$(43,155)	$(81,040)
Denominator:
Weighted-average common stock outstanding - basic	145,091,474	143,934,239	144,940,561	134,627,942
Add: warrant liabiliy conversion shares	—	8,458,509	—	—
Weighted-average common stock outstanding - diluted	145,091,474	152,392,748	144,940,561	134,627,942
Net loss per share attributable to common stockholders - basic	$(0.15)	$0.02	$(0.30)	$(0.60)
Net loss per share attributable to common stockholders - diluted	$(0.15)	$(0.13)	$(0.30)	$(0.60)

The Company excluded the following potential common shares, presented based on amounts outstanding as of June 30, 2025 and 2024, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti‑dilutive effect:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Options to purchase common stock	7,658,636	4,310,004	7,658,636	4,310,004
Restricted stock units	5,487,394	6,438,990	5,487,394	6,438,990
Warrants to purchase common stock	10,850,618	125,618	10,850,618	10,850,618

13. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE‑LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A shareholder and former member of the Company’s Board is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three and six months ended June 30, 2025, the Company made payments to Alexandria LaunchLabs of approximately $0 and $17,000 under the LaunchLabs Agreement, respectively, which were recognized in research and development expenses. During the three and six months ended June 30, 2024, the Company made payments of approximately $25,000 and $0.1 million under the LaunchLabs Agreement, respectively, which were recognized in research and development expenses.

As of June 30, 2025, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement. As of December 31, 2024, there was $9,000 due to Alexandria LaunchLabs under the LaunchLabs Agreement, recorded in accounts payable. The LaunchLabs Agreement was terminated as of January 31, 2025.

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

The research and development services performance obligation under the Advanz Agreement represents a separate performance obligation. The research and development services were provided to Advanz Pharma by the Company from inception of the agreement in January 2023 and will continue through completion of post marketing authorization approval studies. Revenue related to the research and development services performance obligation was recognized as services were performed based on the costs incurred through June 30, 2025, as a percentage of the estimated total costs to be incurred for this performance obligation. The Company recognized zero dollars of revenue related to the satisfaction of the research and development services performance obligation during each of the three and six months ended June 30, 2025. The Company recognized $0.1 million and $0.3 million of revenue related to the satisfaction of the research and development services performance obligation during the three and six months ended June 30, 2024, respectively. The Company had deferred revenue of $0.1 million and $0.4 million related to the research and development services performance obligation at June 30, 2025 and December 31, 2024, respectively. Operating expenses for costs incurred pursuant to this arrangement are reported in their respective expense line items in the Statements of Operations, net of any payments due to or reimbursements due from Advanz, with such reimbursements being recognized at the time the party becomes obligated to pay.

The manufacturing supply agreement material right performance obligation provided to Advanz Pharma by the Company resulted in an allocation of the transaction price and resulting deferred revenue as of contract inception and June 30, 2025 and December 31, 2024, of approximately $0.1 million. Revenue associated with this performance obligation will be recognized when Advanz Pharma buys supply from the Company after regulatory approval or upon expiration of the material right.

15. COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

Securities Class Action Litigation

On December 17, 2024, a purported stockholder filed a putative class action lawsuit against the Company and certain current and former Company officers and directors in the United States District Court for the Southern District of New York (Alexandru v. Applied Therapeutics, Inc., et al., No. 1:24-cv-09715). The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule 10b-5 promulgated thereunder by making false and/or misleading statements between January 3, 2024 to December 2, 2024 in connection with the Company’s NDA to the FDA for govorestat for the treatment of Classic Galactosemia, and seeks unspecified damages. On December 27, 2024, another purported stockholder filed a putative class action lawsuit against the Company and a former Company officer and director in the United States District Court for the Southern District of New York (Ikram v. Applied Therapeutics, Inc., et al., No. 1:24-cv-09973). The complaint alleges claims substantially similar to those alleged in the Alexandru action and also seeks unspecified damages. On February 18, 2025, several purported stockholders filed motions seeking to consolidate the Alexandru and Ikram actions and seeking appointment as lead plaintiff in the consolidated action. On March 11, 2025, the court consolidated the Alexandru and Ikram actions (In re Applied Therapeutics Securities Litigation, No. 1:24-cv-9715) and appointed a lead plaintiff and lead counsel. On May 2, 2025, lead plaintiff filed a consolidated amended complaint. On May 23, 2025, the Company filed an answer to the consolidated amended complaint and the individual defendants filed motions to dismiss. On June 13, 2025, lead plaintiff filed a second amended complaint and the Court issued a scheduling order setting deadlines for pretrial proceedings, including discovery. On June 27, 2025, the Company filed an answer to the second amended complaint and the individual defendants filed motions to dismiss. Briefing on the motions to dismiss concluded on July 18, 2025, and the motions remain pending.

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

As of June 30, 2025, the Company determined the probability of loss on the aforementioned lawsuits was reasonably possible; however, the Company has not recorded a liability, since the Company is not currently able to estimate the amount or range of loss, if any, at this stage of the litigation.

16. SUBSEQUENT EVENTS

On July 31, 2025, the Company entered into an out-licensing agreement with Biossil, Inc. ("Biossil") for AT-001, the Company’s investigational, novel Aldose Reductase Inhibitor developed as an oral therapy for the treatment of Diabetic Cardiomyopathy. Under the terms of the agreement, Biossil will gain exclusive worldwide rights to develop and commercialize AT-001. In exchange, the Company received an upfront payment of $1.0 million and is eligible to receive future royalties and milestone payments.

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

Overview

We are a clinical‑stage biopharmaceutical company committed to the development of novel product candidates against validated molecular targets in rare diseases. We focus on previously identified disease processes where other molecules have failed to yield successful products due to their poor efficacy and/or tolerability. Our unique approach to drug development leverages recent technological advances to design improved drugs, employs early use of biomarkers to confirm biological activity and focuses on potentially accelerated regulatory pathways. Our first molecular target is aldose reductase ("AR"), an enzyme that converts glucose to sorbitol and galactose to galactitol and is implicated in multiple diseases. Prior attempts to inhibit this enzyme were hindered by nonselective, nonspecific inhibition, which resulted in limited efficacy and significant off‑target safety effects. The detrimental consequences of AR activation have been well established by decades of prior research. Our AR program currently includes multiple potent and selective inhibitors of AR, which are engineered to have specific tissue permeability profiles to target different disease states, including diabetic complications, rare metabolic diseases and rare neurologic diseases. The result of this multifaceted approach to drug development is a portfolio of highly specific and selective product candidates that we believe may be able to move quickly through the development process.

Our lead candidate, AT‑007 (also called govorestat) is a novel central nervous system, ("CNS"), penetrant aldose reductase inhibitor ("ARI") that we are developing for the treatment of rare diseases, including Classic Galactosemia and Charcot-Marie-Tooth Sorbitol Dehydrogenase ("SORD") Deficiency ("CMT-SORD"). Classic Galactosemia is a devastating rare pediatric metabolic disease that affects how the body processes a simple sugar called galactose, and for which there is no known cure or approved treatment available. CMT-SORD is a rare, progressive, neuromuscular disease caused by genetic mutations in the SORD enzyme. The U.S. Food and Drug Administration (the "FDA"), has granted both orphan drug designation and rare pediatric disease designation to AT-007 for the treatment of Classic Galactosemia and orphan drug designation for the treatment of CMT-SORD.

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

We are also studying AT-007 in CMT-SORD. AR is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by SORD, which converts sorbitol to fructose. Patients with CMT-SORD accumulate very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which is thought to result in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in Drosophila and cell models of CMT-SORD demonstrated that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. Preclinical studies on AT-007 have demonstrated significant reduction in sorbitol levels in fibroblasts from SORD deficient patients. Treatment with AT-007 in the Drosophila model of SORD prevented the disease phenotype and protected from neuronal degeneration. On October 25, 2021, we reported data from a pilot open-label study in eight CMT-SORD patients. AT-007 reduced blood sorbitol levels by approximately 66% from baseline through 30 days of treatment. AT-007 was generally safe and well tolerated in treated patients. In December 2021, we initiated a Phase 2/3 study in patients with CMT-SORD. In July 2024, we concluded the double-blind placebo-controlled portion of the Phase 2/3 INSPIRE trial and began transitioning patients to the open-label treatment phase prior to all patients completing 24 months of treatment. On May 18, 2025, at the Peripheral Nerve Society 2025 Annual Meeting, we presented full 12-month clinical data from the INSPIRE Phase 3 trial of AT-007 in addition to new topline 18-month and 24-month data from patients prior to the open-label extension study. We are continuing to analyze the data from the Phase 2/3 INSPIRE trial and the extent to which these data may support a potential submission for regulatory approval, including under the accelerated approval pathway. Following communication with the FDA, we plan to meet with the FDA in the third quarter of 2025 regarding a potential NDA submission for govorestat for the treatment of CMT-SORD.

We have initiated a clinical development program on AT-007 in another rare pediatric disease, called Phosphomannomutase 2 ("PMM2")-congenital disorder of glycosylation ("PMM2-CDG"). PMM2-CDG is a glycosylation disorder caused by deficiencies in the enzyme PMM2, which leads to CNS symptoms, including low IQ, tremor, and speech and motor problems. Additionally, PMM2-CDG results in 20% mortality within the first four years of life. AR is over-activated in this disease as a compensatory consequence of PMM2 deficiency, and a CNS penetrant ARI may be a compelling clinical option. Initial data in fibroblast cell lines derived from PMM2-CDG patients demonstrates that AT-007 treatment increases phosphomannomutase 2 activity. The FDA has granted rare pediatric disease designation and orphan designation for AT-007 in PMM2-CDG.

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

On July 31, 2025, we entered into an out-licensing agreement with Biossil, Inc. ("Biossil") for AT-001, our investigational, novel Aldose Reductase Inhibitor ("ARI") developed as an oral therapy for the treatment of Diabetic Cardiomyopathy ("DbCM"). Under the terms of the agreement, Biossil will gain exclusive worldwide rights to develop and commercialize AT-001, excluding a select number of rare disease indications. In exchange, we received an upfront payment of $1.0 million and is eligible to receive future royalties and milestone payments.

As we advance our product candidates forward in indications such as CMT-SORD, Classic Galactosemia and PMM2-CDG, we anticipate potential moderate growth in our clinical development and operations teams to support the additional clinical trials to support the late stage indications and preparations for commercialization. AT‑003 is a novel ARI designed to cross through the back of the eye when dosed orally, and has demonstrated strong retinal penetrance, for the treatment of diabetic retinopathy ("DR"). DR is an ophthalmic disease that occurs in diabetic patients and for which treatments are currently limited to high‑cost biologics requiring intravitreal administration. DR has been linked to AR activity, including elevations in sorbitol and subsequent changes in retinal blood vessels, which distorts vision and leads to permanent blindness.

Since inception in 2016, our operations have focused on developing our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. We do not have any product candidates approved for sale and have not generated any product revenue.

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $43.2 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $617.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of June 30, 2025, we had cash and cash equivalents of $30.4 million.

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

As of June 30, 2025, we had sold an aggregate of 20,615,976 shares of our common stock, pursuant to the Leerink ATM Agreement with an average sale price of $3.36 per share, resulting in net proceeds of $49.3 million, after deducting commissions and offering expenses.

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

The securities issued have the benefit of the Registration Rights Agreement (the “Registration Rights Agreement”), dated as of February 27, 2024, by and among us and the 2024 Purchasers, requiring us to prepare and file a registration statement with the SEC as soon as reasonably practicable, but in no event later March 28, 2024 (“Filing Deadline”), and to use commercially reasonable efforts to have the registration statement declared effective within 30 days of the Filing Deadline, subject to extension under the terms of the Registration Rights Agreement. We satisfied our obligations under the Registration Rights Agreement by filing a registration statement on Form S-3 on May 12, 2023, which became effective on April 25, 2024. We are using the net proceeds to fund research and development and registration of its pipeline candidates, and for working capital and general corporate purposes. As of June 30, 2025, the Company had 2,000,000 Pre-Funded Warrants from the March 2024 private placement outstanding. Such Pre-Funded Warrants were subsequently exercised on July 30, 2025 and, following such exercise, no Pre-Funded Warrants from the March 2024 private placement remain outstanding.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Product pipeline research and development expenses
AT-001	$166	$554	$553	$4,025
AT-007	5,429	6,441	9,650	12,141
Personnel-related expenses	3,113	1,745	5,408	3,592
Stock-based compensation	1,011	964	1,598	1,956
Other expenses	204	300	551	507
Total research and development expenses	$9,923	$10,004	$17,760	$22,221

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

Results of Operations

Three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months
	June 30,
(in thousands)	2025	2024
REVENUE:
Research and development services revenue	$—	$144
Total revenue	—	144
COSTS AND EXPENSES:
Research and development	9,923	10,004
General and administrative	13,175	10,580
Total costs and expenses	23,098	20,584
LOSS FROM OPERATIONS	(23,098)	(20,440)
OTHER (EXPENSE) INCOME, NET:
Interest income	364	628
Change in fair value of warrant liabilities	1,437	22,744
Other expense	(33)	(34)
Total other income (expense), net	1,768	23,338
Net loss (income)	$(21,330)	$2,898

Revenue

Revenue for the three months ended June 30, 2025 was $0, compared to $0.1 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, the decrease of $0.1 million was primarily related to:

•
a decrease in research and development services revenue of $0.1 million due to less deferred revenue being recognized related to the Advanz Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
(in thousands)	2025	2024	Increase/(Decrease)
Clinical and pre-clinical	$4,181	$5,898	$(1,717)
Drug manufacturing and formulation	563	403	160
Personnel expenses	3,113	1,745	1,368
Stock-based compensation	1,011	964	47
Regulatory and other expenses	1,055	994	61
Total research and development expenses	$9,923	$10,004	$(81)

Research and development expenses for the three months ended June 30, 2025 were $9.9 million, compared to $10.0 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, the decrease of $0.1 million was primarily related to:

•
a decrease in clinical and pre-clinical expense of $1.7 million, primarily due to decreased costs related to AT-007 and AT-001;
•
an increase in drug manufacturing and formulation costs of $0.2 million primarily related to AT-007 for the three months ended June 30, 2025;
•
an increase in personnel expense of $1.4 million primarily due to overall salary increases, retention bonuses and hiring of highly compensated executives;
•
an increase in stock-based compensation of $47,000 primarily due to the acceleration of awards for our Chief Medical Officer that deparated during the three months ended June 30, 2025, offset by reversal stock based compensation for terminated employees.
•
an increase in regulatory and other expenses of $0.1 million primarily related to travel and consulting costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
(in thousands)	2025	2024	Increase/(Decrease)
Legal and professional fees	$7,660	$2,855	$4,805
Commercial expenses	637	3,730	(3,093)
Personnel expenses	2,486	1,992	494
Stock-based compensation	1,089	926	163
Insurance expenses	278	421	(143)
Other expenses	1,025	656	369
Total general and administrative expenses	$13,175	$10,580	$2,595

General and administrative expenses were $13.2 million for the three months ended June 30, 2025, compared to $10.6 million for the three months ended June 30, 2024. For the three months ended June 30, 2025, the increase of $2.6 million was primarily related to:

•
an increase in legal and professional fees of $4.8 million, primarily related to the securities class action and shareholder derivative litigation lawsuits and responses to the CRL and warning letter;
•
a decrease in commercial expenses of $3.1 million, due to overall decrease in commercial spend;
•
an increase in personnel expenses of $0.5 million, primarily due to salary increases and retention bonuses during the three months ended June 30, 2025;
•
an increase in stock-based compensation of $0.2 million, primarily due to additional stock option and RSU grants made during the three months ended June 30, 2025 and recognition of expenses related to our Employee Stock Purchase Plan.
•
a decrease in insurance expenses of $0.2 million related to decreased insurance costs; and
•
an increase in other expenses of $0.4 million due to an overall increase in data storage costs.

Interest Income, Net

Interest income was $0.4 million for the three months ended June 30, 2025 and $0.6 million for the three months ended June 30, 2024. The decrease of $0.2 million was primarily attributable to an overall decrease in cash balance.

Change in Fair Value of Warrant Liabilities

Change in the fair value of warrant liabilities was $1.4 million income for the three months ended June 30, 2025, as compared to $22.7 million income for the three months ended June 30, 2024. The change in the fair value of warrant liabilities was primarily related to an overall decrease in the Company’s share price.

Other Expense

Other expense was $33,000 for the three months ended June 30, 2025, compared to $34,000 for the three months ended June 30, 2024, primarily due to foreign exchange losses.

Six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
(in thousands)	2025	2024
REVENUE:
Research and development services revenue	—	334
Total revenue	—	334
COSTS AND EXPENSES:
Research and development services revenue	17,760	22,221
General and administrative	30,863	19,646
Total costs and expenses	48,623	41,867
LOSS FROM OPERATIONS	(48,623)	(41,533)
OTHER (EXPENSE) INCOME, NET:
Interest income	985	1,215
Change in fair value of warrant liabilities	4,541	(40,660)
Other expense	(58)	(62)
Total other (expense) income, net	5,468	(39,507)
Net loss	$(43,155)	$(81,040)

Revenue

Revenue for the six months ended June 30, 2025 was $0, compared to $0.3 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, the decrease of $0.3 million was primarily related to:

•
a decrease in research and development services revenue of $0.3 million due to less deferred revenue being recognized related to the Advanz Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
(in thousands)	2025	2024	Increase/(Decrease)
Clinical and pre-clinical	$7,328	$14,621	$(7,293)
Drug manufacturing and formulation	1,658	68	1,590
Personnel expenses	5,408	3,592	1,816
Stock-based compensation	1,598	1,956	(358)
Regulatory and other expenses	1,768	1,984	(216)
Total research and development expenses	$17,760	$22,221	$(4,461)

Research and development expenses for the six months ended June 30, 2025 were $17.8 million, compared to $22.2 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, the decrease of $4.5 million was primarily related to:

•
a decrease in clinical and pre-clinical expense of $7.3 million, primarily due to decreased costs related to AT-007 and AT-001;
•
an increase in drug manufacturing and formulation costs of $1.6 million primarily related to AT-007 for the six months ended June 30, 2025;
•
an increase in personnel expense of $1.8 million primarily due to overall salary increases retention bonuses and hiring of highly compensated executives;
•
a decrease in stock-based compensation of $0.4 million due to the resignation of our former President and Chief Executive Officer in December 2024, which resulted in less awards being amortized during the six months ended June 30, 2025; offset by the grant of additional awards and acceleration of awards that resulted from separation of our Chief Medical Officer during the six months ended June 30, 2025, which resulted in an overall decrease and;
•
a decrease in regulatory and other expenses of $0.2 million primarily due to decreased regulatory costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
(in thousands)	2025	2024	Increase/(Decrease)
Legal and professional fees	$20,058	$5,563	$14,495
Commercial expenses	1,297	5,288	(3,991)
Personnel expenses	4,937	3,339	1,598
Stock-based compensation	1,990	2,313	(323)
Insurance expenses	606	848	(242)
Other expenses	1,975	2,295	(320)
Total general and administrative expenses	$30,863	$19,646	$11,217

General and administrative expenses were $30.9 million for the six months ended June 30, 2025, compared to $19.6 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, the increase of $11.2 million was primarily related to:

•
an increase in legal and professional fees of $14.5 million, primarily related to the securities class action and shareholder derivative litigation lawsuits and responses to the CRL and warning letter;
•
a decrease in commercial expenses of $4.0 million, due to overall decrease in commercial spend;
•
an increase in personnel expenses of $1.6 million, primarily due to salary increases and retention bonuses during the six months ended June 30, 2025;
•
an decrease in stock-based compensation of $0.3 million primarily due to the resignation of our former President and Chief Executive Officer in December 2024, which resulted in less awards being amortized during the six months ended June 30, 2025 offset by the grant of additional awards, which resulted in an overall decrease;
•
a decrease in insurance expenses of $0.2 million related to decreased insurance costs; and
•
an decrease in other expenses of $0.3 million due to an overall decrease in office expenses.

Interest Income, Net

Interest income was $1.0 million for the six months ended June 30, 2025 and $1.2 million for the six months ended June 30, 2024. The decrease of $0.2 million was primarily attributable to an overall decrease in cash balance.

Change in Fair Value of Warrant Liabilities

Change in the fair value of warrant liabilities was $4.5 million income for the six months ended June 30, 2025 , as compared to $40.7 million loss for the six months ended June 30, 2024. The change in the fair value of warrant liabilities was primarily related to an overall decrease in the Company’s share price.

Other Expense

Other expense was $0.1 million for each of the six months ended June 30, 2025 and 2024, primarily due to foreign exchange losses.

Liquidity and Capital Resources

Since our inception and through June 30, 2025, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. The accompanying unaudited condensed financial statements have been prepared assuming the continuation of the Company as a going concern. We may provide for capital requirements through financing and other transactions, and selling shares under the Leerink ATM Agreement. However, there can be no assurance that we will be able to raise additional capital to fund our operations with terms acceptable to us, or at all. Broadly, we have not yet established an ongoing source of product revenue sufficient to cover our operating costs and we are dependent on debt and equity financing to fund our operations. As of June 30, 2025 , our cash and cash equivalents were $30.4 million. We will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Additionally, we may encounter unforeseen expenses, including in connection with reevaluating our product candidates and potential new trials. Given our planned expenditures for the next several years, we have concluded that there is still a substantial doubt regarding our ability to continue as a going concern for a period of 12 months beyond the filing of this Quarterly Report Form

10-Q. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on our business plan. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(48,977)	$(41,506)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	113,805
Net (decrease) increase in cash and cash equivalents	$(48,977)	$72,299

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025, was $49.0 million primarily due to our net loss of $43.2 million, a decrease in accrued expenses and other current liabilities of $5.5 million, a decrease in operating lease liabilities of $0.2 million, a decrease in warrant liabilities of $4.5 million, a decrease in prepaid expenses of $0.2 million. This is partially offset by an increase of $3.6 million in non-cash stock-based compensation expense, an increase in accounts payable of $0.4 million, and amortization of operating lease right-of-use assets of $0.2 million.

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

Investing Activities

There was no net cash provided by investing activities for the six months ended June 30, 2025 and 2024, due to no investing activities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025, was zero due to the Company obtaining no financing for the six months ended June 30, 2025.

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

Contractual Obligations and Commitments

We lease certain assets under noncancelable operating leases, which expire through 2029. The leases relate primarily to office space. As of June 30, 2025, aggregate future minimum commitments under these office leases are $3.5 million through 2029, excluding any related common area maintenance charges and real estate taxes.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, and cash equivalents of $30.4 million as of June 30, 2025. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

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

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate gain or loss during the three and six months ended June 30, 2025. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of June 30, 2025, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management has implemented the above enhanced internal controls in the first quarter of 2025 as part of its plan to remediate the material weakness. Management has determined that these controls operated effectively in the first two quarters of 2025 and concluded that material weakness was fully remediated as of June 30, 2025.

We cannot assure you that material weaknesses or significant deficiencies will not occur in the future or that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, result of operations or cash flows. For additional information see the related risks in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

We have taken the appropriate actions to remediate material weakness relating to internal control over financial reporting as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Class Action Litigation

On December 17, 2024, a purported stockholder filed a putative class action lawsuit against the Company and certain current and former Company officers and directors in the United States District Court for the Southern District of New York (Alexandru v. Applied Therapeutics, Inc., et al., No. 1:24-cv-09715). The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder by making false and/or misleading statements between January 3, 2024 to December 2, 2024 in connection with the Company’s NDA to the FDA for govorestat for the treatment of Classic Galactosemia, and seeks unspecified damages. On December 27, 2024, another purported stockholder filed a putative class action lawsuit against the Company and a former Company officer and director in the United States District Court for the Southern District of New York (Ikram v. Applied Therapeutics, Inc., et al., No. 1:24-cv-09973). The complaint alleges claims substantially similar to those alleged in the Alexandru action and also seeks unspecified damages. On February 18, 2025, several purported stockholders filed motions seeking to consolidate the Alexandru and Ikram actions and seeking appointment as lead plaintiff in the consolidated action. On March 11, 2025, the court consolidated the Alexandru and Ikram actions (In re Applied Therapeutics Securities Litigation, No. 1:24-cv-9715) and appointed a lead plaintiff and lead counsel. On May 2, 2025, lead plaintiff filed a consolidated amended complaint. On May 23, 2025, the Company filed an answer to the consolidated amended complaint and the individual defendants filed motions to dismiss. On June 13, 2025, lead plaintiff filed a second amended complaint and the Court issued a scheduling order setting deadlines for pretrial proceedings, including discovery. On June 27, 2025, the Company filed an answer to the second amended complaint and the individual defendants filed motions to dismiss. Briefing on the motions to dismiss concluded on July 18, 2025, and the motions remain pending.

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
•
The Warning Letter from the FDA could impede our current and future clinical trials or NDA submissions.
•
Our success is substantially dependent on the successful clinical development, regulatory approval and commercialization of our product candidates and may be adversely affected upon failure to do so.
•
We received the Complete Response Letter from the FDA indicating that our NDA for govorestat for the treatment of Classic Galactosemia was not approvable at this time, and do not know if govorestat or any of our product candidates will ever receive regulatory approval.
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

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $105.6 million and $119.8 million for the years ended December 31, 2024, and 2023, respectively and $43.2 million and $81.0 million for the six months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $617.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2024 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents were $30.4 million at June 30, 2025. We will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Additionally, we may encounter unforeseen expenses, including in connection with reevaluating our product candidates and potential new trials. Given our planned expenditures for the next several years, we have concluded, and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern for a period of 12 months beyond the filing of this Quarterly Report on Form 10-Q. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms.

We have previously identified material weaknesses in our internal control over financial reporting. We may identify additional material weaknesses or other deficiencies in the future, and this could continue to materially impair our ability to report accurate financial information in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluate the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) at the end of each fiscal year. Maintaining effective disclosure controls and procedures and effective internal controls over financial reporting are necessary for us to produce reliable financial statements and disclosure reports.

We have previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. For example, in connection with the audit of our financial statements for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, which was fully remediated as of March 31, 2024. In addition, as further described in Part I, Item 4 above and in Part II, Item 9A, in the Annual Report, in connection with the audit of our financial statements for the year ended December 31, 2024, we identified a material weakness related to deficiencies in the principles associated with the information and communication component of the COSO framework. During the first half of 2025, our management developed and implemented a remediation plan to address such material weakness. Based on the implementation of this remediation plan, we have concluded that the material weakness has been remediated as of June 30, 2025.

We expect to continue our efforts to improve our control processes, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses, and we expect to incur additional costs as a result of these efforts. While we recently remediated the aforementioned material weakness, if, in the future, we are unable to successfully remediate future material weaknesses, the material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filings of our required periodic reports. This might lead to investors losing confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which would adversely affect investor confidence in our company and harm our business.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in a timely manner, or at all. Testing by us conducted in connection with Section 404(a) of the Sarbanes Oxley Act may reveal material weaknesses in our internal controls over financial reporting related to our limited finance, accounting and IT staffing levels. For example, in connection with the audit of our financial statements for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, which was fully remediated as of March 31, 2024. In addition, as further described in Part I, Item 4 above and in Part II, Item 9A, in the Annual Report, in connection with the audit of our financial statements for the year ended December 31, 2024, we identified a material weakness related to deficiencies in the principles associated with the information and communication component of the COSO framework, which was fully remediated as of June 30, 2025. Subsequent testing by our independent registered public accounting firm in connection with Section 404(b) of the Sarbanes Oxley Act may reveal continued or additional deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies or material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

We determined that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level. The effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate because of changes in conditions. We may discover material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

As of June 30, 2025, we had $30.4 million in cash and cash equivalents. We will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Additionally, we may encounter unforeseen expenses, including in connection with reevaluating our product candidates and potential new trials. There is no assurance that we will be able to obtain such additional financing on favorable terms or at all, or to fund our operations beyond that point. Our future capital requirements will depend on many factors, including:

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of June 30, 2025 and December 31, 2024.

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

For example, In May 2025, we presented full 12-month clinical results and topline 18 and 24-month patient level analyses from the INSPIRE Phase 2/3 trial of govorestat for the treatment of patients with CMT-SORD. Our review and analyses of these data are ongoing.

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

In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, since 2003, Medicare coverage for drug purchases by the elderly have been subject to a reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Managed Medical Assistant ("MMA") program applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

Further, in March 2010, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "PPACA"), was passed, which substantially changed the way healthcare is financed by both governmental and private payors in the United States. Some of the provisions of the PPACA have yet to be fully implemented, while certain provisions have been subject to executive, judicial and Congressional challenges. For example, a case challenging the PPACA’s requirement that insurers cover certain preventative services is currently pending before the U.S. District Court for the Northern District of Texas. In March 2023, the judge struck down the requirement, and, on appeal, in June 2024 the U.S. Court of Appeals for the Fifth Circuit held, among other things, that the PPACA’s requirement that group health plans and health insurance issuers cover certain preventative services without cost-sharing is unconstitutional. The parties have petitioned to appeal the case to the U.S. Supreme Court, which granted certiorari in January 2025. It is unclear how this decision, subsequent decisions and appeals, or any potential future litigation, executive orders or other actions by the current administration, and other efforts to repeal and replace the PPACA will impact the PPACA. Congress may consider additional legislation to repeal or repeal and replace other elements of the PPACA. We continue to evaluate the effect that the PPACA and its possible repeal and replacement may have on our business and the potential profitability of our product candidates.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013, and due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act ("BBA"), which will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The current Trump administration has taken additional action to limit or change healthcare policies pursued by the prior Biden Administration. For example, President Trump rescinded an executive order issued by former President Biden, pursuant to which the Center for Medicare and Medicaid Innovation ("CMMI") created three drug pricing experiments, and it is unclear whether CMMI will continue to pursue some or any of these models or that other changes may occur under the current administration. Beginning in February 2025, the Trump administration has downsized and terminated significant numbers of employees at the FDA and the NIH, along with other federal agencies. We cannot predict the impact that any such restructuring may have on our business.

Additional changes that may affect our business include the expansion of programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015. At this time, the full impact of the introduction of the Medicare quality payment program on overall physician reimbursement is unclear.

Further, in the United States there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. While some of the proposed measures will require authorization through additional legislation to become effective, the U.S. Congress have indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, the Inflation Reduction Act of 2022 (the "IRA") also seeks to reduce prescription drug costs by, among other provisions, allowing Medicare to negotiate prices for certain high-cost prescription drugs in Medicare Parts B and D, imposing an excise tax on pharmaceutical manufacturers that refuse to negotiate pricing with Medicare, requiring inflation rebates to limit annual drug price increases in Medicare, redesigning the Medicare Part D formula, and limiting cost-sharing for insulin products. It is unclear how the IRA will be effectuated or changed under the new Trump Administration or the degree of impact that the IRA may ultimately have upon our business, or whether additional drug pricing and other healthcare reform measures will be enacted, and if enacted, what effect they would have on our business. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our current or any future product candidates or additional pricing pressures. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing or new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our current or any future product candidates we may develop may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

In November 2024, one of our clinical investigators received a warning letter (the "Clinical Investigator Warning Letter") from the FDA relating to our AT-007-1002 study, following a site inspection in April 2024. The inspection was conducted as a part of the FDA’s Bioresearch Monitoring Program. The Clinical Investigator Warning Letter identified issues with the clinical investigator’s compliance with the FDA requirements and regulations governing clinical investigations. Specifically, the Clinical Investigator Warning Letter cited deviations from the investigational plan. If we are unable to sufficiently establish to the FDA that our current or future clinical trials are and will be conducted in accordance with FDA requirements, Applied (and our clinical investigators) may be subject to additional FDA enforcement action including being subject to the FDA’s Application Integrity Policy. For more information on the Warning Letter we received from the FDA and the implications of being subject to the FDA’s Application Integrity Policy, please see “Risks Related to Our Operations, Employee Matters and Managing Growth – We received a Warning Letter from the FDA for our NDA filed in December 2023 for our AT-007-1002 study. Failure to resolve the matters addressed in the Warning Letter could negatively impact our company’s ability to undertake clinical trials in the future or timely complete future NDA submissions.”

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

We and our CROs are required to comply with the good laboratory practices ("GLPs"), and good clinical practices ("GCPs"), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities in the form of International Conference on Harmonization guidelines for any of our product candidates that are in preclinical and clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct GCP-compliant clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates or which effectively prevent others from commercializing competitive technologies and product candidates. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by such third party, or by the USPTO, itself, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy‑Smith America Invents Act (the "America Invents Act"), the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. The America Invents Act also includes a number of significant changes that affect the way patent applications are prosecuted and also may affect patent litigation. These include allowing third‑party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO‑administered post‑grant proceedings, including post‑grant review, inter partes review, and derivation proceedings. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business, financial condition, results of operations, and prospects.

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

As of June 30, 2025, we had 32 full‑time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

On February 7, 2025, we received a deficiency letter (the “Bid Price Letter”) from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”), notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement (the “Bid Price Requirement”) for continued inclusion on the Nasdaq Global Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, we were given an initial period of 180 calendar days, or until August 6, 2025, to regain compliance with the minimum bid price rule. The Bid Price Letter also noted if we do not regain compliance by August 6, 2025, we may be eligible for an additional 180 calendar day remediation period if we transfer the listing of our common stock to the Nasdaq Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all initial listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we met these requirements, the Bid Price Letter stated that Nasdaq would inform us that we have been granted an additional 180 calendar days.

We have submitted an application to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. We believe that we have met the continued listing requirement for market value of publicly held shares and all initial listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Requirement, including the minimum $5 million stockholders’ equity requirement. However, Nasdaq has not yet granted our application or determined whether we qualify for the additional 180 calendar day remediation period. Until Nasdaq has determined that we are compliant with the continued listing requirement for market value of publicly held shares and all initial listing standards for the Nasdaq Capital Market, there can be no assurance that our common stock will be transferred to the Nasdaq Capital Market or that our common stock will not be delisted from Nasdaq

There are many factors that may adversely affect our compliance to the minimum bid price and other applicable listing standards for Nasdaq, including those described throughout this section titled “Risk Factors.” Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the applicable listing standards for Nasdaq in the long term. Any potential delisting of our common stock from Nasdaq would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from Nasdaq would also make it more difficult for our stockholders to sell our common stock in the public market.

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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of our current or future product candidates, research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of June 30, 2025, we had outstanding 141,938,335 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock‑up agreements but will be able to be sold in the future.

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

Since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, the One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended June 30, 2025, no officer or director of the Company (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description
10.1+

Separation Agreement, by and between the Company and Riccardo Perfetti, dated as of June 13, 2025 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2025).

10.2+

Amended and Restated Offer Letter, by and between the Company and Evan Bailey, dated as of June 13, 2025 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on Juen 17, 2025).

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

APPLIED THERAPEUTICS, INC.

Date: August 13, 2025	By:	/s/ John H. Johnson
John H. Johnson
Executive Chairman (Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Les Funtleyder
Les Funtleyder
Interim Chief Executive Officer and Chief Financial Officer
(Principal Financial Officer)