Form 10-Q
period 2025-09-30
Applied Therapeutics, Inc.
filed 2025-11-13
CIK 1697532

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

(212) 220-9226

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	APLT	The Nasdaq Capital Market

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

As of November 12, 2025, the registrant had 144,300,674 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the impact of unfavorable macroeconomic conditions or market volatility resulting from economic conditions or geopolitical developments, including fluctuating interest rates and inflation, capital market disruptions, foreign exchange fluctuations, changes in U.S. governmental agencies, government shutdowns, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Applied Therapeutics, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	As of	As of
	September 30,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,945	$79,398
Prepaid expenses and other current assets	19,709	4,248
Total current assets	31,654	83,646
Security deposits	252	253
Operating lease right-of-use asset	2,468	2,792
TOTAL ASSETS	$34,374	$86,691
LIABILITIES AND STOCKHOLDERS’(DEFICT) EQUITY
CURRENT LIABILITIES:
Current portion of operating lease liabilities	$467	$406
Accounts payable	4,800	4,433
Accrued expenses and other current liabilities	23,493	16,143
Warrant liabilities	4,142	6,314
Total current liabilities	32,902	27,296
NONCURRENT LIABILITIES:
Noncurrent portion of operating lease liabilities	2,033	2,389
Total noncurrent liabilities	2,033	2,389
Total liabilities	34,935	29,685
STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $0.0001 par value; 250,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 144,300,674 shares issued and outstanding as of September 30, 2025 and 137,228,741 shares issued and outstanding as of December 31, 2024	35	35
Preferred stock, par value $0.0001; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	635,759	631,181
Accumulated deficit	(636,355)	(574,210)
Total stockholders' (deficit) equity	(561)	57,006
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$34,374	$86,691

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics, Inc.

Condensed Statements of Operations

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUE:
License Revenue	$1,000	$—	$1,000	$—
Research and development services revenue	—	122	—	455
Total revenue	1,000	122	1,000	455
COSTS AND EXPENSES:
Research and development	9,601	14,828	27,361	37,049
General and administrative	8,157	15,037	39,020	34,683
Total costs and expenses	17,758	29,865	66,381	71,732
LOSS FROM OPERATIONS	(16,758)	(29,743)	(65,381)	(71,277)
OTHER INCOME (EXPENSE), NET:
Interest income	144	1,357	1,129	2,572
Change in fair value of warrant liabilities	(2,369)	(40,184)	2,172	(80,845)
Other expense	(7)	(21)	(65)	(81)
Total other income (expense), net	(2,232)	(38,848)	3,236	(78,354)
Net loss	$(18,990)	$(68,591)	$(62,145)	$(149,631)
Net loss per share attributable to common stockholders - basic and diluted	$(0.13)	$(0.48)	$(0.43)	$(1.09)
Weighted-average common stock outstanding - basic and diluted	145,559,604	144,345,781	145,149,176	137,893,249

The Notes to Condensed Financial Statements are an integral part of these statements.

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Total
	Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
BALANCE, January 1, 2024	84,869,832	$8	$451,432	$(468,586)	$(17,146)
Issuance of common stock and prefunded warrants, net of issuance costs of $8.2 million	15,285,714	2	104,746	—	104,748
Exercise of common warrants	9,025,000	1	61,217	—	61,218
Exercise of prefunded warrants	4,206,285	—	—	—	—
Exercise of stock options	32,290	—	33	—	33
Restricted stock units released for common stock issued under Equity Incentive Plan	822,682	—	—	—	—
Stock-based compensation expense	—	—	2,379	—	2,379
Net loss	—	—	—	(83,938)	(83,938)
BALANCE, March 31, 2024	114,241,803	$11	$619,807	$(552,524)	$67,294
Exercise of stock options	295,202	—	310	—	310
Restricted stock units released for common stock issued under Equity Incentive Plan	309,266	—	—	—	—
Stock-based compensation expense	—	—	1,890	—	1,890
Net income	—	—	—	2,898	2,898
BALANCE, June 30, 2024	114,846,271	$11	$622,007	$(549,626)	$72,392
Exercise of pre-funded warrants	1,385,525	—	—	—	—
Restricted stock units released for common stock issued under Equity Incentive Plan	124,678	—	—	—	—
Stock-based compensation expense	—	—	2,091	—	2,091
Net loss	—	—	—	(68,591)	(68,591)
BALANCE, September 30, 2024	116,356,474	11	624,098	(618,217)	5,892

Applied Therapeutics Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock
	$0.0001		Additional		Total
	Par Value		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit) Equity
BALANCE, January 1, 2025	137,228,741	$35	$631,181	$(574,210)	$57,006
Exercise of pre-funded warrants	3,694,107	—	—	—	—
Restricted stock units released for common stock issued under Equity Incentive Plan	652,678	—	—	—	—
Stock-based compensation expense	—	—	1,487	—	1,487
Net loss	—	—	—	(21,825)	(21,825)
BALANCE, March 31, 2025	141,575,526	$35	$632,668	$(596,035)	$36,668
Restricted stock units released for common stock issued under Equity Incentive Plan	362,809	—	—	—	—
Stock-based compensation expense	—	—	2,100	—	2,100
Net loss	—	—	—	(21,330)	(21,330)
BALANCE, June 30, 2025	141,938,335	$35	$634,768	$(617,365)	$17,438
Issuance of common stock, net of issuance costs of $0.3 million	287,550	—	(76)	—	(76)
Exercise of pre-funded warrants	2,000,000	—	—	—	—
Employee stock purchase plan common stock issued	74,789	—	20	—	20
Restricted stock units released settlement of payroll taxes	—	—	(94)	—	(94)
Stock-based compensation expense	—	—	1,141	—	1,141
Net loss	—	—	—	(18,990)	(18,990)
BALANCE, September 30, 2025	144,300,674	$35	$635,759	$(636,355)	$(561)

Applied Therapeutics, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(62,145)	$(149,631)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,729	6,360
Amortization of insurance premium	—	566
Amortization of operating lease right-of-use assets	324	345
Amortization of leasehold improvements	1	1
Change in operating lease liability	(295)	(357)
Change in fair value of warrant liabilities	(2,172)	80,845
Changes in operating assets and liabilities:
Prepaid expenses	(15,461)	(1,815)
Accounts payable	293	1,095
Accrued expenses and other current liabilities	7,348	(1,486)
Other liabilities	—	(759)
Net cash used in operating activities	(67,378)	(64,836)
INVESTING ACTIVITIES:
Net cash provided by investing activities	—	—
FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance costs	(1)	104,748
Employee stock purchase plan common stock issuance	20	—
Restricted stock units released settlement of payroll taxes	(94)	—
Repayments of short-term borrowings	—	(311)
Exercise of common warrants	—	9,025
Exercise of stock options	—	343
Net cash (used) provided by financing activities	(75)	113,805
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(67,453)	48,969
Cash and cash equivalents at beginning of period	79,398	49,898
Cash and cash equivalents at end of period	$11,945	$98,867
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Conversion of warrant liabilities to equity for warrant exercises	$—	$52,193
Operating lease right of use asset obtained in exchange for operating lease liability	$—	$1,861
Deferred offering costs in accrued expenses and other current liabilities	$75	$—

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of September 30, 2025, results of operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025. Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

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

As reflected in the accompanying unaudited condensed financial statements, the Company incurred a net loss of $62.1 million for the nine months ended September 30, 2025, and has an accumulated deficit of $636.4 million as of September 30, 2025. Broadly, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. As of September 30, 2025, the Company has cash and cash equivalents of $11.9 million. Given the Company's planned expenditures for the next twelve months, the Company concluded that substantial doubt exists regarding its ability to continue as a going concern within one year after the date these unaudited condensed financial statements are issued. The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the Company's ability to continue as a going concern as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing the financial statements, management used estimates in the following areas, among others: prepaid and accrued expenses; warrant liabilities valuation; research and development services revenue; stock-based compensation expense; accrued litigation settlement; the likelihood of realization of deferred tax assets; and the evaluation of the existence of conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern. Actual results could differ from those estimates.

Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three and nine months ended September 30, 2025, except as discussed below:

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

Additionally, the Company records receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are deemed probable.

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

During the three and nine months ended September 30, 2025, the Company recorded $36,000 and $0.1 million, respectively, in expense related to the Columbia Agreements. During the three and nine months ended September 30, 2024, the Company recorded $0.1 million and $0.3 million, respectively, in expense related to the Columbia Agreements

As of September 30, 2025 and December 31, 2024, the Company had $14,000 and $16,000, respectively, due to Columbia University included in accrued expenses. As of September 30, 2025 and December 31, 2024, the Company had $36,000 and $0, respectively, due to Columbia University included in accounts payable.

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

During the three and nine months ended September 30, 2025, the Company recorded $50,000 and $0.2 million, respectively, in research and development expense related to the Miami License Agreement. During each of the three and nine months ended September 30, 2024, the Company recorded $1.1 million and $1.3 million, respectively, in research and development expense related to the Miami License Agreement.

As of September 30, 2025 and December 31, 2024, the Company had $0.3 million due to UM included in accrued expenses relating to the 2020 Miami License Agreement and no amounts in accounts payable.

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

During the three and nine months ended September 30, 2025 and 2024, the Company recorded no research and development expense related to the 2020 Miami Option Agreement.

As of both September 30, 2025 and December 31, 2024, there were no amounts recorded in accrued expenses and accounts payable related to the 2020 Miami Option Agreement.

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

3. FAIR VALUE MEASUREMENTS

The following tables summarize, as of September 30, 2025, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, according to the fair value hierarchy described in the significant accounting policies in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report.

	As of
	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Cash	$11,026	$—	$—	$11,026
Money market funds	919	—	—	919
Total cash and cash equivalents	$11,945	$—	$—	$11,945
Total financial assets measured at fair value on a recurring basis	$11,945	$—	$—	$11,945
Warrant liabilities - common warrants	—	—	4,142	4,142
Settlement warrants	—	—	444	444
Total financial liabilities measured at fair value on a recurring basis	$—	$—	$4,586	$4,586

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

Common Warrants

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

The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions included below as of September 30, 2025 and December 31, 2024.

	September 30,	December 31,
	2025	2024
Expected term (in years)	1.5	1.9
Volatility	173.77%	166.19%
Risk-free interest rate	3.66%	4.25%
Dividend yield	0.00%	0.00%

As of September 30, 2025, the Company utilized a probability-weighted approach that considered the probability of a change in control at the Company in the Black-Scholes option pricing model, whereby a 20% probability of change in control was used for year four and a 30% probability was used for year five in the term of the agreements.

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrant liability, for which fair value is determined using Level 3 inputs (in thousands):

Warrant Liabilities
Balance as of December 31, 2024	$6,314
Change in fair value	(2,172)
Balance as of September 30, 2025	$4,142

Settlement Warrants

On August 22, 2025, the Company agreed to a settlement of the securities class action legal case, subject to court approval, discussed in Note 15 (Commitments and Contingencies). The settlement contemplates a $15.0 million cash payment on behalf of the defendants, all of which is expected to be paid by the Company’s insurance carriers, and the issuance of warrants (the "Settlement Warrants") to purchase 1,000,000 shares of common stock, par value $0.0001 per share of the Company, subject to court approval. The Settlement Warrants are expected to have a one year term and an exercise price of $0.48 per share.

The Settlement Warrants were measured using a Black-Scholes option pricing model with a range of assumptions included below as of September 30, 2025:

September 30,
2025
Expected term (in years)	1.0
Volatility	205.00%
Risk-free interest rate	3.68%
Dividend yield	0.00%

The fair value of the Settlement Warrants was initially measured as of September 30, 2025, for which fair value is determined utilizing Level 3 inputs and yielded a fair market value of $0.4 million, which is included in accrued expenses and other current liabilities on the condensed balance sheet as of September 30, 2025. There were no Settlement Warrants as of December 31, 2024.

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

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Insurance receivable [1]	$16,653	$—
Prepaid research and development expenses	1,796	2,511
Prepaid manufacturing costs	—	327
Prepaid insurance expenses	794	443
Prepaid commercial and patient advocacy	211	506
Other prepaid expenses and current assets	255	461
Total prepaid expenses & other current assets	$19,709	$4,248
[1] See Note 15 (Commitments and Contingencies)

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued litigation settlement [1]	$15,444	$—
Accrued pre-clinical and clinical expenses	2,724	2,753
Deferred revenue	212	212
Accrued professional fees	989	2,937
Accrued compensation and benefits	3,148	4,085
Accrued commercial expenses	205	5,309
Accrued patent expenses	299	335
Other	472	512
Total accrued expenses & other current liabilities	$23,493	$16,143
[1] See Note 15 (Commitments and Contingencies)

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

As of September 30, 2025, there were 6,919,818 shares of common stock available for issuance under the 2019 Plan.

Stock-Based Compensation Expense

Total stock‑based compensation expense recorded for employees, directors and non‑employees:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$425	$951	$2,023	$2,907
General and administrative	716	1,140	2,706	3,453
Total stock-based compensation expense	$1,141	$2,091	$4,729	$6,360

Stock Option Activity

During the nine months ended September 30, 2025, the Company granted 1,200,000 stock options. For the three months ended September 30, 2025 and 2024, amortization of stock compensation of options amounted to $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2025 and 2024, amortization of stock compensation of options amounted to $1.4 million and $1.6 million, respectively. As of September 30, 2025 and 2024, the total unrecognized stock‑based compensation expense for unvested options was $1.5 million and $0.7 million, respectively, which is expected to be recognized over 1.9 years and 1.2 years, respectively. The weighted‑average fair value of options granted during the nine months ended September 30, 2025 was $0.49. There were no stock options granted for the nine months ended September 30, 2024.

The following table summarizes the information about options outstanding at September 30, 2025:

			Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Options Outstanding	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at December 31, 2024	6,460,004	$1.74	4.72	$—
Options granted	1,200,000	0.49
Options exercised	—	—
Forfeited	(2,599)	1.05
Expired	(35,464)	1.05
Outstanding at September 30, 2025	7,621,941	$1.54	4.53	$143,880

Exercisable at September 30, 2025	4,427,837	$2.06	1.06	$10,245
Nonvested at September 30, 2025	3,194,104	$0.83	9.34	$133,635

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at September 30, 2025. The intrinsic value of stock options exercised during each of the three and nine months ended September 30, 2025 was zero. The total grant-date fair value of stock options vested during each of the three and nine months ended September 30, 2025 was $0.1 million. The total grant-date fair value of stock options vested during the three and nine months ended September 30, 2024 was $0.1 million and $0.2 million, respectively.

Valuation of Stock Options Granted

The fair value of each option award granted is estimated on the date of the grant using the Black-Scholes option valuation model based on the weighted-average assumptions noted in the table below for those options granted in the three and nine months ended September 30, 2025. There were no options granted for the three and nine months ended September 30, 2024.

	Three Months Ended	Nine months ended
	September 30,	September 30,
	2025	2025
Expected term (in years)	—	5.77 - 6.08
Volatility	—%	98.05% - 118.5%
Risk-free interest rate	—%	4.15% - 4.19%
Dividend yield	—%	—%

Restricted Stock Unit Activity

During the nine months ended September 30, 2025, the Company granted 2,869,000 restricted stock units (“RSUs”). For the three months ended September 30, 2025 and 2024, amortization of stock compensation of RSUs amounted to $0.8 million and $1.7 million, respectively. For the nine months ended September 30, 2025 and 2024, amortization of stock compensation of RSUs amounted to $3.2 million and $4.8 million, respectively. As of September 30, 2025 and 2024, the unamortized compensation costs associated with non-vested restricted stock awards were $6.4 million and $17.8 million, respectively, with a weighted-average remaining amortization period of 2.6 years.

The following table summarizes the information about restricted stock units outstanding at September 30, 2025:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at December 31, 2024	4,109,752	$3.16
Awarded	2,869,000	0.49
Released	(1,259,899)	3.13
Forfeited	(201,373)	5.87
Outstanding at September 30, 2025	5,517,480	$1.76
Nonvested at September 30, 2025	4,830,398	$1.49

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board and its stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective as of May 13, 2019. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the U.S. Internal Revenue Code of 1986, as amended. The number of shares of common stock initially reserved for issuance under the ESPP was 180,000 shares. The ESPP provides for an annual increase on the first day of each year beginning in 2020 and ending in 2029, equal to the lesser of (i) 1% of the shares of common stock outstanding on the last day of the calendar month before the date of the automatic increase and (ii) 360,000 shares; provided that prior to the date of any such increase, the Board may determine that such increase will be less than the amount set forth in clauses (i) and (ii). As of September 30, 2025, 74,789 shares of common stock had been issued under the ESPP. The first offering period commenced on November 15, 2024.

Under the ESPP substantially all employees may voluntarily enroll to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of the each six-month offering period. An employee's payroll deductions under the ESPP are limited to 15% of the employee's compensation, and an employee may not purchase more than $25,000 worth of stock during any calendar year. As of September 30, 2025 a total of 1,672,302 shares of the Company's common stock were available for future issuance under the ESPP. For the three and nine months ended September 30, 2025, amortization of stock compensation of the ESPP amounted to $28,000 and $0.1 million, respectively. As of September 30, 2025, the unamortized compensation costs related to the ESPP was $0.1 million with a weighted-average remaining amortization period of 0.26 year.

Valuation of ESPP Granted to Employees

The fair value of each ESPP award is estimated on the date of the grant using the Black-Scholes valuation model based on the weighted-average assumptions.

7. STOCKHOLDERS’ EQUITY

As of September 30, 2025, and December 31, 2024, the authorized capital stock of the Company consisted of 250,000,000 shares of common stock, par value $0.0001 per share and 10,000,000 shares of preferred stock, par value $0.0001 per share.

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

Leerink ATM Agreement

On August 11, 2023, the Company entered into a Sales Agreement with Leerink Partners LLC (the "Leerink ATM Agreement"), pursuant to which the Company could offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million through Leerink Partners LLC as sales agent. Under the Leerink ATM Agreement, the sales agents could sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the "Securities Act"). The Company agreed to pay the sales agent a commission rate of up to 3% of the gross offering proceeds of any shares sold and to provide the sales agent with indemnification and contribution against certain liabilities. The Leerink ATM Agreement contained customary representations and warranties.

There were no shares sold under the Leerink ATM Agreement during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company sold an aggregate of 3,000,000 shares of common stock, pursuant to the Leerink ATM Agreement with an average sale price of $4.31 per share, resulting in net proceeds of $12.4 million, after deducting commissions and offering expenses.

The Leerink Agreement was terminated as of August 29, 2025. As of September 30, 2025, the Company had sold an aggregate of 20,615,976 shares of the company’s common stock, pursuant to the Leerink ATM Agreement with an average sale price of $3.36 per share, resulting in net proceeds of $49.3 million, after deducting commissions and offering expenses.

Cantor ATM Agreement

On August 29, 2025, the Company entered into an Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (the "Cantor ATM Agreement"), pursuant to which the Company may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million through Cantor Fitzgerald & Co. as sales agent. Under the Cantor ATM Agreement, the sales agents may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. The Company will pay the sales agent a commission rate of up to 3% of the gross offering proceeds of any shares sold and has agreed to provide the sales agent with indemnification and contribution against certain liabilities. The Cantor ATM Agreement contains customary representations and warranties.

During the nine months ended September 30, 2025 , the Company sold an aggregate of 287,550 shares of common stock, pursuant to the Cantor ATM Agreement with an average sale price of $0.44 per share, resulting in gross proceeds of $0.1 million and net ($0.1) million, after deducting commissions and offering expenses of $0.2 million.

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

As of September 30, 2025, warrant holders had exercised 8,500,000 Pre-Funded Warrants on a cash basis and received 8,500,000 shares of common stock. The Company received $850 in cash proceeds for the exercise of these Pre-Funded Warrants.

As of September 30, 2025, the Company had 1,500,000 Pre-Funded Warrants from the June 2022 offering outstanding with a weighted average exercise price of $0.0001 per share and an average contractual life of 5 years.

The Common Warrants were accounted for as liabilities under ASC 815-40, as these warrants provide for a settlement provision that does not meet the requirements of the indexation guidance under ASC 815-40. These warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statements of operations. The Common Warrants were remeasured using a Black-Scholes option pricing model with a range of assumptions as of September 30, 2025 and December 31, 2024 (See Note 3).

As of September 30, 2025, warrant holders had exercised 19,275,000 Common Warrants on a cash basis and received 19,275,000 shares of common stock. The Company received $19.3 million in cash proceeds for the exercise of these Common Warrants.

As of September 30, 2025, the Company had 10,725,000 Common Warrants outstanding with a weighted average exercise price of $1.00 per share and an average contractual life of 5 years.

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

As of September 30, 2025, warrant holders had exercised 2,000,000 Pre-Funded Warrants on a cash basis and received 2,000,000 shares of common stock. The Company received $200 in cash proceeds for the exercise of these Pre-Funded Warrants.

As of September 30, 2025, the Company had no Pre-Funded Warrants from the March 2024 private placement outstanding.

A summary of the Company’s outstanding warrants as of September 30, 2025 is as follows:

	Equity Classified	Liability Classified	Total
	Warrants	Warrants	Warrants
Outstanding as of December 31, 2024	7,326,863	10,725,000	18,051,863
Warrants granted and issued	—	—	—
Warrants exercised	(5,701,245)	—	(5,701,245)
Outstanding as of September 30, 2025	1,625,618	10,725,000	12,350,618

9. LEASES

The following table summarizes the Company’s lease related costs for the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended		Nine Months Ended
(in thousands)		September 30,		September 30,
Lease Cost	Statement of Operations Location	2025	2024	2025	2024
Operating Lease Cost	General and administrative	$206	$132	$618	$386
Total lease cost		$206	$132	$618	$386

Average lease terms and discount rates for the Company’s operating leases were as follows:

	Nine Months Ended
	September 30,	September 30,
Other Information	2025	2024
Weighted-average remaining lease term
Operating leases	4.1 years	5.0 years
Weighted-average discount rate
Operating leases	15.06%	15.45%

The following table summarizes the maturities of lease liabilities as of September 30, 2025:

Operating
Year	(in thousands)
2025	197
2026	803
2027	803
2028	823
2029	702
Total lease payments	3,328
Less: interest	828
Total lease liabilities	$2,500

10. INCOME TAXES

During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast the Company to be in a profitable position in the near future.

11. BENEFIT PLANS

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code in 2018. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre‑tax basis. Matching contributions to the plan may be made at the discretion of the Company’s Board. The Company made approximately $0.1 million and $0.5 million, respectively, in matching contributions to the plan during each of the three and nine months ended September 30, 2025. The Company made approximately $0.1 million and $0.3 million in matching contributions to the plan during the three and nine months ended September 30, 2024, respectively.

12. NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted‑average number of shares of common stock outstanding during the period, which includes shares issuable under pre-funded warrants agreements for little consideration.

Diluted net loss per common share is computed by giving the effect of all potential shares of common stock, including stock options, preferred shares, warrants and instruments convertible into common stock, to the extent dilutive. Basic and diluted net loss per common share was the same for the three and nine months ended September 30, 2025 and 2024, as the inclusion of all potential common shares outstanding would have been anti‑dilutive due to net losses incurred.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(18,990)	$(68,591)	$(62,145)	$(149,631)
Denominator:
Weighted-average common stock outstanding	145,559,604	144,345,781	145,149,176	137,893,249
Net loss per share attributable to common stockholders - basic and diluted	$(0.13)	$(0.48)	$(0.43)	$(1.09)

The Company excluded the following potential common shares, presented based on amounts outstanding as of September 30, 2025 and 2024, from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti‑dilutive effect:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Options to purchase common stock	7,621,941	4,310,004	7,621,941	4,310,004
Restricted stock units	5,517,480	6,438,990	5,517,480	6,438,990
Warrants to purchase common stock	10,850,618	10,850,618	10,850,618	10,850,618

13. RELATED PARTIES

In December 2018, the Company entered into an agreement (the “LaunchLabs Agreement”) with ARE‑LaunchLabs NYC LLC (“Alexandria LaunchLabs”), a subsidiary of Alexandria Real Estate Equities, Inc. for use of specified premises within the Alexandria LaunchLabs space on a month-to-month basis. A shareholder and former member of the Company’s Board is the founder and executive chairman of Alexandria Real Estate Equities, Inc. During the three and nine months ended September 30, 2025, the Company made payments to Alexandria LaunchLabs of approximately $0 and $17,000 under the LaunchLabs Agreement, respectively, which were recognized in research and development expenses. During the three and nine months ended September 30, 2024, the Company made payments of approximately $25,000 and $0.1 million under the LaunchLabs Agreement, respectively, which were recognized in research and development expenses.

As of September 30, 2025, there were no amounts due to Alexandria LaunchLabs under the LaunchLabs Agreement. As of December 31, 2024, there was $9,000 due to Alexandria LaunchLabs under the LaunchLabs Agreement, recorded in accounts payable. The LaunchLabs Agreement was terminated as of January 31, 2025.

14. REVENUE

Advanz Agreement

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

The research and development services performance obligation under the Advanz Agreement represents a separate performance obligation. The research and development services were provided to Advanz Pharma by the Company from inception of the agreement in January 2023 and will continue through completion of post marketing authorization approval studies. Revenue related to the research and development services performance obligation was recognized as services were performed based on the costs incurred through September 30, 2025, as a percentage of the estimated total costs to be incurred for this performance obligation. The Company recognized zero dollars of revenue related to the satisfaction of the research and development services performance obligation during each of the three and nine months ended September 30, 2025. The Company recognized $0.1 million and $0.5 million of revenue related to the satisfaction of the research and development services performance obligation during the three and nine months ended September 30, 2024, respectively. The Company had deferred revenue of $0.1 million and $0.4 million related to the research and development services performance obligation at September 30, 2025 and December 31, 2024, respectively. Operating expenses for costs incurred pursuant to this arrangement are reported in their respective expense line items in the Statements of Operations, net of any payments due to or reimbursements due from Advanz, with such reimbursements being recognized at the time the party becomes obligated to pay.

The manufacturing supply agreement material right performance obligation provided to Advanz Pharma by the Company resulted in an allocation of the transaction price and resulting deferred revenue as of contract inception and September 30, 2025 and December 31, 2024, of approximately $0.1 million. Revenue associated with this performance obligation will be recognized when Advanz Pharma buys supply from the Company after regulatory approval or upon expiration of the material right.

Biossil Agreement

On July 31, 2025, the Company entered into an Exclusive License Agreement (the “Biossil Agreement”) with Biossil Inc. (“Biossil”). Pursuant to the Biossil Agreement, the Company granted Biossil the exclusive right and license to develop the compound identified as AT-001, also known as Caficrestat, and commercialize any product that includes such licensed compound in any forms, presentation, delivery systems, dosages, and formulas.

Biossil is required to use commercially reasonable efforts to research, discover, develop and market such licensed products for commercial sale and distribution in the territory. Under the Biossil Agreement, Biossil agreed to pay the Company (i) an upfront payment of $1.0 million, and certain milestone payments upon development of such licensed product in the specified territory, totaling $101 million in the aggregate, and (ii) royalties of (1) 5% of global net sales of the licensed product on the first $200 million, and (2) 7.5% of global net sales of the licensed product after the first $200 million. On a country-by-country and licensed product-by-licensed product basis, if the sale of a licensed product in such country is not covered by valid claim of a licensed patent, the royalty rates are subject to adjustment.

In accordance with the Company's ASC 606 assessment, Biossil is considered to be a customer. The Company identified one performance obligation, the exclusive license to develop and commercialize the licensed compound and licensed product.

The Company determined that the upfront payment of $1.0 million is the transaction price. The performance-based milestone payments, sales-based milestone payments, and sales-based royalties are each determined to be variable consideration that are constrained due to the uncertainty of achievement.

The Biossil license relates to functional IP for which revenue is recognized at a point in time – in the case of this license agreement, the point in time is at inception of the contract because the customer obtained control of the license and was able to use and benefit from its right to use the intellectual property at that point.

The Company recognized the upfront fee as license revenue on its condensed statement of operations for the three and nine months ended September 30, 2025.

15. COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

Securities Class Action Litigation

On December 17, 2024, a purported stockholder filed a putative class action lawsuit against the Company and certain current and former Company officers and directors in the United States District Court for the Southern District of New York (Alexandru v. Applied Therapeutics, Inc., et al., No. 1:24-cv-09715). The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by making false and/or misleading statements between January 3, 2024 to December 2, 2024 in connection with the Company’s NDA to the FDA for govorestat for the treatment of Classic Galactosemia, and seeks unspecified damages. On December 27, 2024, another purported stockholder filed a putative class action lawsuit against the Company and a former Company officer and director in the United States District Court for the Southern District of New York (Ikram v. Applied Therapeutics, Inc., et al., No. 1:24-cv-09973). The complaint alleges claims substantially similar to those alleged in the Alexandru action and also seeks unspecified damages. On February 18, 2025, several purported stockholders filed motions seeking to consolidate the Alexandru and Ikram actions and seeking appointment as lead plaintiff in the consolidated action. On March 11, 2025, the court consolidated the Alexandru and Ikram actions (In re Applied Therapeutics Securities Litigation, No. 1:24-cv-9715) and appointed a lead plaintiff and lead counsel. On May 2, 2025, lead plaintiff filed a consolidated amended complaint. On May 23, 2025, the Company filed an answer to the consolidated amended complaint and the individual defendants filed motions to dismiss. On June 13, 2025, lead plaintiff filed a second amended complaint and the court issued a scheduling order setting deadlines for pretrial proceedings, including discovery. On June 27, 2025, the Company filed an answer to the second amended complaint and the individual defendants filed motions to dismiss. Briefing on the motions to dismiss concluded on July 18, 2025, and the motions remain pending.

On August 22, 2025, the parties notified the court that they had reached a settlement in principle and filed a joint letter motion requesting that the court stay all proceedings to allow the parties to finalize documentation of the settlement. On August 26, 2025, the court granted the joint letter motion. The settlement in principle contemplates a $15.0 million payment on behalf of the defendants, which management expects will be fully covered by the Company’s insurance carriers, and the issuance of warrants to purchase 1,000,000 shares of common stock, par value $0.0001 per share, of the Company, subject to court approval. The warrants have a one-year term and are accounted for as a liability. The warrants were valued utilizing the Black-Scholes model (See Note 3), which have a fair value of $0.4 million as of September 30, 2025. The lead plaintiff filed a motion for preliminary approval with the court on November 4, 2025. There can be no assurance that the settlement will be granted preliminary and final approval by the court.

As of September 30, 2025, the Company determined a loss was probable on the aforementioned lawsuit based on the settlement reached with the lead plaintiff that remains subject to court approval. Accordingly, the Company recognized a settlement loss of $15.4 million within General and Administrative Expense during the three months ended September 30, 2025, representing the $15.0 million cash settlement and $0.4 million fair value of the warrant liability. The settlement loss of $15.4 million is recorded in accrued expenses and other current liabilities in the condensed balance sheet as of September 30, 2025. Based on an evaluation of its related insurance coverages and direct confirmation with its insurers, the Company concluded recovery of this loss from its insurers is probable as of September 30, 2025. The Company recognized insurance recoveries of $16.7 million within General and Administrative Expense during the three months ended September 30, 2025, representing the probable recovery of the $15.0 million cash settlement and $1.7 million of legal expenses. The estimated insurance recoveries of $16.7 million are recorded in prepaid expenses and other current assets, net, on the condensed balance sheet as of September 30, 2025.

Shareholder Derivative Litigation

On January 31, 2025, a purported stockholder filed a derivative action in the United States District Court for the Southern District of New York (Hassine v. Shendelman, et al., No. 1:25-cv-00935) (the “Hassine Action”). The complaint purports to assert derivative claims against certain current and former Company officers and directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act. The complaint seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct, as well as declaratory, equitable, and monetary relief, including attorneys’ fees and other costs. The derivative action is based substantially on the same facts alleged in the consolidated action described above. On March 4, 2025, plaintiff and the Company filed a joint stipulation seeking to temporarily stay the derivative action. On March 5, 2025, the court so-ordered the stipulation, thereby temporarily staying the derivative action.

On August 28, 2025, the parties notified the court that the parties had reached an agreement in principle on the material terms of a settlement involving the Company’s implementation of corporate governance reforms, subject to court approval, and that the parties were continuing to engage in negotiations of the fees to be paid to plaintiff’s counsel by the Company’s insurance carriers.

On September 19, 2025, a purported stockholder filed a derivative action in the Supreme Court of the State of New York, County of New York (Kalantari, et al. v. Shendelman, et al., No. 0655600/2025) (the “Kalantari Action”). The complaint purports to assert derivative claims against certain current and former Company officers and directors for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Kalantari Action is based substantially on the same facts alleged in the consolidated action and Hassine Action described above. The complaint seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct, as well as declaratory, equitable, and monetary relief, including attorneys’ fees and other costs. The defendants have not yet responded to the complaint.

On October 21, 2025, the parties in the Hassine Action notified the United States District Court for the Southern District of New York that the parties in both the Hassine and Kalantari Actions were working to negotiate a settlement with the aim of reaching a global agreement to resolve both actions. There can be no assurance that the parties will be able to reach agreement on the terms of a settlement, or that if the parties reach an agreement, the settlement will be granted preliminary and final approval.

As of September 30, 2025, the Company determined the probability of loss on the aforementioned lawsuit was reasonably possible. The Company does not believe any potential exposure will be material to the Company’s operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a clinical stage biopharmaceutical company committed to the development of novel product candidates against validated molecular targets in rare diseases. We focus on previously identified disease processes where other molecules have failed to yield successful products due to their poor efficacy and/or tolerability. Our unique approach to drug development leverages recent technological advances to design improved drugs, employs early use of biomarkers to confirm biological activity and focuses on potentially accelerated regulatory pathways. Our first molecular target is aldose reductase ("AR"), an enzyme that converts glucose to sorbitol and galactose to galactitol and is implicated in multiple diseases. Prior attempts to inhibit this enzyme were hindered by nonselective, nonspecific inhibition, which resulted in limited efficacy and significant off‑target safety effects. The detrimental consequences of AR activation have been well established by decades of prior research. Our AR program currently includes multiple potent and selective inhibitors of AR, which are engineered to have specific tissue permeability profiles to target different disease states, including diabetic complications, rare metabolic diseases and rare neurologic diseases. The result of this multifaceted approach to drug development is a portfolio of highly specific and selective product candidates that we believe may be able to move quickly through the development process.

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

We submitted a New Drug Application ("NDA") in December 2023 to the FDA, and the FDA accepted the filing of the NDA for govorestat (AT-007) for the treatment of Classic Galactosemia in February 2024. On November 27, 2024, the FDA issued a Complete Response Letter ("Complete Response Letter") for the NDA for the treatment of Classic Galactosemia, indicating that the agency was unable to approve the NDA in its current form, citing deficiencies in the clinical application. On the same day, the FDA also issued warning letters to both us and a clinical investigator ("Warning Letter" and the "Clinical Investigator Warning Letter", respectively) related to the Phase 2/3, ACTION-Galactosemia Kids study. Following receipt of the Complete Response Letter, we also withdrew a pending Marketing Authorization Application ("MAA") to the European Medicines Agency (the "EMA") for AT-007 for the treatment of Classic Galactosemia, as we believed more time was needed to acquire further data to support a European MAA. We are actively working to address the issues raised in the Complete Response Letter and Warning Letter and have been granted a meeting with the FDA to align on a regulatory path forward.

We are also studying AT-007 in CMT-SORD. AR is the first enzyme in the polyol pathway, converting glucose to sorbitol. AR is then followed by SORD, which converts sorbitol to fructose. Patients with CMT-SORD accumulate very high levels of sorbitol in their cells and tissues as a result of the enzyme deficiency, which is thought to result in tissue toxicities such as peripheral neuropathy and motor neuron disease. Recent research in Drosophila and cell models of CMT-SORD demonstrated that treatment with an ARI that blocks sorbitol production may provide benefit in this disease. Preclinical studies on AT-007 have demonstrated significant reduction in sorbitol levels in fibroblasts from SORD deficient patients. Treatment with AT-007 in the Drosophila model of SORD prevented the disease phenotype and protected from neuronal degeneration. On October 25, 2021, we reported data from a pilot open-label study in eight CMT-SORD patients. AT-007 reduced blood sorbitol levels by approximately 66% from baseline through 30 days of treatment. AT-007 was generally well tolerated in treated patients. In December 2021, we initiated a Phase 2/3 study in patients with CMT-SORD. In July 2024, we concluded the double-blind placebo-controlled portion of the Phase 2/3 INSPIRE trial and began transitioning patients to the open-label treatment phase prior to all patients completing 24 months of treatment. On May 18, 2025, at the Peripheral Nerve Society 2025 Annual Meeting, we presented full 12-month clinical data from the INSPIRE Phase 3 trial of AT-007 in addition to new topline 18-month and 24-month data from patients prior to the open-label extension study. Following communication with the FDA, we plan to meet with the FDA to align on a regulatory path forward.

We have initiated a clinical development program with AT-007 in another rare pediatric disease, called Phosphomannomutase 2 ("PMM2")-congenital disorder of glycosylation ("PMM2-CDG"). PMM2-CDG is a glycosylation disorder caused by deficiencies in the enzyme PMM2, which leads to CNS symptoms, including low IQ, tremor, and speech and motor problems. There are an estimated 14,000 patients living with the disease in North America and Europe. Additionally, PMM2-CDG results in 20% mortality within the first four years of life. AR is over-activated in this disease as a compensatory consequence of PMM2 deficiency, and a CNS penetrant ARI may be a compelling clinical option. Initial data in fibroblast cell lines derived from PMM2-CDG patients demonstrates that AT-007 treatment increases phosphomannomutase 2 activity. The FDA has granted rare pediatric disease designation and orphan designation for AT-007 in PMM2-CDG.

AT‑001 (also called caficrestat) is a novel ARI with broad systemic exposure and peripheral nerve permeability that we were developing for the treatment of diabetic cardiomyopathy ("DbCM"), a fatal fibrosis of the heart, for which no treatments are available. On July 31, 2025, we entered into an out-licensing agreement with Biossil, Inc. ("Biossil") for AT-001, our investigational, novel Aldose Reductase Inhibitor ("ARI") developed as an oral therapy for the treatment of Diabetic Cardiomyopathy ("DbCM"). Under the terms of the agreement, Biossil gained exclusive worldwide rights to develop and commercialize AT-001, excluding a select number of rare disease indications. In exchange, we received an upfront payment of $1.0 million and are eligible to receive future royalties and milestone payments.

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

We have incurred significant operating losses since inception in 2016. Our ability to generate product revenue sufficient to achieve profitability will depend on the successful development and commercialization of one or more of our product candidates. Our net loss was $62.1 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $636.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future in connection with our ongoing activities. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses. As of September 30, 2025, we had cash and cash equivalents of $11.9 million.

Leerink ATM Agreement

On August 11, 2023, we entered into a Sales Agreement with Leerink Partners LLC (the "Leerink ATM Agreement"), pursuant to which we could offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million through Leerink Partners LLC as sales agent. Under the Leerink ATM Agreement, the sales agent could sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the "Securities Act"). We agreed to pay the sales agent a commission rate of up to 3% of the gross offering proceeds of any shares sold and to provide the sales agent with indemnification and contribution against certain liabilities. The Leerink ATM Agreement contained customary representations and warranties.

The Leerink Agreement was terminated as of August 29, 2025. As of September 30, 2025, we had sold an aggregate of 20,615,976 shares of our common stock, pursuant to the Leerink ATM Agreement with an average sale price of $3.36 per share, resulting in net proceeds of $49.3 million, after deducting commissions and offering expenses.

Cantor ATM Agreement

On August 29, 2025, we entered into the Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (the "Cantor ATM Agreement"), pursuant to which we may offer and sell, from time to time, shares of common stock having an aggregate offering price of up to $75.0 million through Cantor Fitzgerald & Co. as sales agent. Under the Cantor ATM Agreement, the sales agents may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act. The Company will pay the sales agent a commission rate of up to 3% of the gross offering proceeds of any shares sold and has agreed to provide the sales agent with indemnification and contribution against certain liabilities. The Cantor ATM Agreement contains customary representations and warranties.

During the nine months ended September 30, 2025 , we sold an aggregate of 287,550 shares of common stock, pursuant to the Cantor ATM Agreement with an average sale price of $0.44 per share, resulting in gross proceeds of $0.1 million and net ($0.1) million, after deducting commissions and offering expenses of $0.2 million.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Product pipeline research and development expenses
AT-001	$253	$404	$806	$4,429
AT-007	6,239	11,187	15,889	23,327
Personnel-related expenses	2,480	1,845	7,888	5,437
Stock-based compensation	425	951	2,023	2,907
Other expenses	204	441	755	949
Total research and development expenses	$9,601	$14,828	$27,361	$37,049

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

Results of Operations

Three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months
	September 30,
(in thousands)	2025	2024
REVENUE:
License revenue	$1,000	$—
Research and development services revenue	—	122
Total revenue	1,000	122
COSTS AND EXPENSES:
Research and development	9,601	14,828
General and administrative	8,157	15,037
Total costs and expenses	17,758	29,865
LOSS FROM OPERATIONS	(16,758)	(29,743)
OTHER (EXPENSE) INCOME, NET:
Interest income	144	1,357
Change in fair value of warrant liabilities	(2,369)	(40,184)
Other expense	(7)	(21)
Total other income (expense), net	(2,232)	(38,848)
Net loss	$(18,990)	$(68,591)

Revenue

Revenue for the three months ended September 30, 2025 was $1.0 million, compared to $0.1 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, the increase of $0.9 million was primarily related to:

•
an increase in license revenue of $1.0 million related to the Biossil Agreement, offset by an overall decrease in research and development expenses of $0.1 million due to less deferred revenue being recognized related to the Advanz Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
(in thousands)	2025	2024	Increase/(Decrease)
Clinical and pre-clinical	$4,490	$8,831	$(4,341)
Drug manufacturing and formulation	944	174	770
Personnel expenses	2,480	1,845	635
Stock-based compensation	425	951	(526)
Regulatory and other expenses	1,262	3,027	(1,765)
Total research and development expenses	$9,601	$14,828	$(5,227)

Research and development expenses for the three months ended September 30, 2025 were $9.6 million, compared to $14.8 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, the decrease of $5.2 million was primarily related to:

•
a decrease in clinical and pre-clinical expense of $4.3 million, primarily due to decreased costs related to AT-007 and AT-001;
•
an increase in drug manufacturing and formulation costs of $0.8 million primarily related to AT-007 for the three months ended September 30, 2025;
•
an increase in personnel expense of $0.6 million primarily due to overall salary increases, retention bonuses and severance for terminated employees;
•
a decrease in stock-based compensation of $0.5 million primarily due to the acceleration of awards for our Chief Medical Officer that departed the Company on June 20, 2025, and our Chief Executive Officer that departed the Company on December 19, 2024; and
•
a decrease in regulatory and other expenses of $1.8 million primarily due to decreased regulatory costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
(in thousands)	2025	2024	Increase/(Decrease)
Legal and professional fees	$5,037	$3,783	$1,254
Litigation settlement	15,444	—	15,444
Insurance recoveries	(16,653)	—	(16,653)
Commercial expenses	567	6,312	(5,745)
Personnel expenses	1,959	2,084	(125)
Stock-based compensation	716	1,140	(424)
Insurance expenses	331	328	3
Other expenses	756	1,390	(634)
Total general and administrative expenses	$8,157	$15,037	$(6,880)

General and administrative expenses were $8.2 million for the three months ended September 30, 2025, compared to $15.0 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, the decrease of $6.9 million was primarily related to:

•
an increase in legal and professional fees of $1.3 million, primarily related to the securities class action and shareholder derivative litigation lawsuits and responses to the CRL and Warning Letter;
•
an increase in litigation settlement of $15.4 million, due to the settlement of the securities class action lawsuit, subject to court approval, discussed in Note 15 (Commitments and Contingencies) in the financial statements of this quarterly report on Form 10-Q;
•
an increase in insurance recoveries of $16.7 million, due to the settlement of the securities class action lawsuit, subject to court approval, discussed in Note 15 (Commitments and Contingencies) in the financial statements of this quarterly report on Form 10-Q. The $16.7 million gain represents the amount we anticipate receiving as reimbursement from our insurance carriers for the $15.0 million cash settlement and recovery of legal fees totaling approximately $1.7 million;

•
a decrease in commercial expenses of $5.7 million, due to overall decrease in commercial spend;
•
a decrease in personnel expenses of $0.1 million, primarily due to reduced headcount;
•
a decrease in stock-based compensation of $0.4 million, primarily due to the departure of our Chief Executive Officer on December 19, 2024; and
•
a decrease in other expenses of $0.6 million due to an overall decrease in data storage costs.

Interest Income, Net

Interest income was $0.1 million for the three months ended September 30, 2025 and $1.4 million for the three months ended September 30, 2024. The decrease of $1.3 million was primarily attributable to an overall decrease in cash balance.

Change in Fair Value of Warrant Liabilities

Change in the fair value of warrant liabilities was a $2.4 million loss for the three months ended September 30, 2025, as compared to a $40.2 million loss for the three months ended September 30, 2024. The change in the fair value of warrant liabilities was primarily related to an overall change in the Company’s share price. The share price increase was greater for the three months ended September 30, 2024 compared to the three months ended September 30, 2025.

Other Expense

Other expense was $7,000 for the three months ended September 30, 2025, compared to $21,000 for the three months ended September 30, 2024, primarily due to foreign exchange losses for the three months ended September 30, 2025.

Nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
REVENUE:
License revenue	$1,000	$—
Research and development services revenue	—	455
Total revenue	1,000	455
COSTS AND EXPENSES:
Research and development services revenue	27,361	37,049
General and administrative	39,020	34,683
Total costs and expenses	66,381	71,732
LOSS FROM OPERATIONS	(65,381)	(71,277)
OTHER (EXPENSE) INCOME, NET:
Interest income	1,129	2,572
Change in fair value of warrant liabilities	2,172	(80,845)
Other expense	(65)	(81)
Total other (expense) income, net	3,236	(78,354)
Net loss	$(62,145)	$(149,631)

Revenue

Revenue for the nine months ended September 30, 2025 was $1.0 million, compared to $0.5 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the increase of $0.5 million was primarily related to:

•
an increase in license revenue of $1.0 million related to the Biossil Agreement, offset by a decrease in research and development services revenue of $0.5 million due to less deferred revenue being recognized related to the Advanz Agreement.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024	Increase/(Decrease)
Clinical and pre-clinical	$11,819	$23,452	$(11,633)
Drug manufacturing and formulation	2,602	242	2,360
Personnel expenses	7,888	5,437	2,451
Stock-based compensation	2,023	2,907	(884)
Regulatory and other expenses	3,029	5,011	(1,982)
Total research and development expenses	$27,361	$37,049	$(9,688)

Research and development expenses for the nine months ended September 30, 2025 were $27.4 million, compared to $37.0 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the decrease of $9.7 million was primarily related to:

•
a decrease in clinical and pre-clinical expense of $11.6 million, primarily due to decreased costs related to AT-007 and AT-001;
•
an increase in drug manufacturing and formulation costs of $2.4 million primarily related to AT-007 for the nine months ended September 30, 2025;
•
an increase in personnel expense of $2.5 million primarily due to overall salary increases, retention bonuses, hiring of highly compensated executives and severance payments;
•
a decrease in stock-based compensation of $0.9 million due to the resignation of our former President and Chief Executive Officer on December 19, 2024, which resulted in less awards being amortized during the nine months ended September 30, 2025; offset by the grant of additional awards and acceleration of awards that resulted from separation of our Chief Medical Officer during the nine months ended September 30, 2025, which resulted in an overall decrease and;
•
a decrease in regulatory and other expenses of $2.0 million primarily due to decreased regulatory costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024	Increase/(Decrease)
Legal and professional fees	$25,095	$9,346	$15,749
Litigation settlement	15,444	—	15,444
Insurance recoveries	(16,653)	—	(16,653)
Commercial expenses	1,865	11,600	(9,735)
Personnel expenses	6,896	5,423	1,473
Stock-based compensation	2,706	3,453	(747)
Insurance expenses	937	1,176	(239)
Other expenses	2,730	3,685	(955)
Total general and administrative expenses	$39,020	$34,683	$4,337

General and administrative expenses were $39.0 million for the nine months ended September 30, 2025, compared to $34.7 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the increase of $4.3 million was primarily related to:

•
an increase in legal and professional fees of $15.7 million, primarily related to the securities class action and shareholder derivative litigation lawsuits and responses to the CRL and Warning Letter;
•
an increase in litigation settlement of $15.4 million, due to settlement of the securities class action lawsuit, subject to court approval, discussed in Note 15 (Commitments and Contingencies) in the financial statements of this quarterly report on Form 10-Q;
•
an increase in insurance recoveries of $16.7 million, due to settlement of the securities class action lawsuit, subject to court approval, discussed in Note 15 (Commitments and Contingencies) in the financial statements of this quarterly report on Form 10-Q. The $16.7 million gain represents the amount we anticipate receiving as reimbursement from our insurance carriers for the $15.0 million cash settlement and recovery of legal fees totaling approximately $1.7 million;
•
a decrease in commercial expenses of $9.7 million, due to overall decrease in commercial spend;
•
an increase in personnel expenses of $1.5 million, primarily due to salary increases, retention bonuses and severance for terminated employees during the nine months ended September 30, 2025;
•
a decrease in stock-based compensation of $0.7 million primarily due to the resignation of our former President and Chief Executive Officer on December 19, 2024, which resulted in less awards being amortized during the nine months ended September 30, 2025 offset by the grant of additional awards, which resulted in an overall decrease;
•
a decrease in insurance expenses of $0.2 million related to decreased insurance costs; and
•
a decrease in other expenses of $1.0 million due to an overall decrease in data storage costs.

Interest Income, Net

Interest income was $1.1 million for the nine months ended September 30, 2025 and $2.6 million for the nine months ended September 30, 2024. The decrease of $1.5 million was primarily attributable to an overall decrease in cash balance.

Change in Fair Value of Warrant Liabilities

Change in the fair value of warrant liabilities was a $2.2 million gain for the nine months ended September 30, 2025, as compared to a $80.8 million loss for the nine months ended September 30, 2024. The change in the fair value of warrant liabilities was primarily related to an overall change in the Company’s share price. The share price increase was greater for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2025.

Other Expense

Other expense was $0.1 million for each of the nine months ended September 30, 2025 and 2024; primarily due to foreign exchange losses.

Liquidity and Capital Resources

Since our inception and through September 30, 2025, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. The accompanying unaudited condensed financial statements have been prepared assuming the continuation of the Company as a going concern. We may provide for capital requirements through financing and other transactions, and selling shares under the Cantor ATM Agreement. However, there can be no assurance that we will be able to raise additional capital to fund our operations with terms acceptable to us, or at all. Broadly, we have not yet established an ongoing source of product revenue sufficient to cover our operating costs and we are dependent on debt and equity financing to fund our operations. As of September 30, 2025, our cash and cash equivalents were $11.9 million. We will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Additionally, we may encounter unforeseen expenses, including in connection with reevaluating our product candidates and potential new trials. Given our planned expenditures for the next several years, we have concluded that there is still a substantial doubt regarding our ability to continue as a going concern for a period of 12 months beyond the filing of this Quarterly Report Form 10-Q. Our ability to continue as a going concern is dependent upon our uncertain ability to obtain additional capital, reduce expenditures and/or execute on our business plan. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(67,378)	$(64,836)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	(75)	113,805
Net (decrease) increase in cash and cash equivalents	$(67,453)	$48,969

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025, was $67.5 million primarily due to our net loss of $62.1 million, a decrease in operating lease liabilities of $0.3 million, and a decrease in warrant liabilities of $2.2 million. This is partially offset by an increase of $4.7 million in non-cash stock-based compensation expense, an increase in accounts payable of $0.3 million, an increase in accrued expenses and other current liabilities of $7.4 million, a increase in prepaid expenses of $15.5 million, and amortization of operating lease right-of-use assets of $0.3 million.

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

Investing Activities

There was no net cash provided by investing activities for the nine months ended September 30, 2025 and 2024, due to no investing activities.

Financing Activities

During the nine months ended September 30, 2025, net cash used by financing activities was $(0.1) million, primarily from gross proceeds of $0.1 million from the Cantor ATM Agreement, net proceeds of $(1,000), after deducting commissions and offering expenses of $0.1 million, $20,000 proceeds from issuance of shares under the Employee Stock Purchase Plan, and $(0.1) million related to restricted stock units withheld to settle payroll taxes.

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
•
the effects of unfavorable macroeconomic conditions or market volatility resulting from economic conditions or geopolitical developments, including fluctuating interest rates and inflation, capital market disruptions, foreign exchange fluctuations, changes in U.S. governmental agencies, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and potential economic slowdowns or recessions;
•
addressing any potential supply chain interruptions or delays due in part to international tariffs;
•
the extent to which we in‑license or acquire other products and technologies;

•
our ability to establish and maintain collaborations on favorable terms, if at all, and the success of those collaborations and license agreements;·
•
the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our product candidates, if approved; and·
•
the initiation, progress, timing and results of the commercialization of our product candidates, if approved, for commercial sale.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate.

Until such time, if ever, that we can generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through a combination of public and private offerings of securities, debt financings, collaborations or licensing arrangements with third parties or other strategic transactions. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. However, the trading prices for our common stock and for other biopharmaceutical companies have been highly volatile. As a result, we may face difficulties raising capital through sales of our common stock, and such sales may be on unfavorable terms. Similarly, adverse macroeconomic conditions and market volatility resulting from macroeconomic developments, geopolitical developments, high inflation, fluctuating interest rates, international tariffs, changes in international trade relationships and military conflicts or other factors could materially and adversely affect our ability to consummate an equity or debt financing on favorable terms or at all. To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, current ownership interests will be diluted. If we raise additional funds through collaborations or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. If we are unable to obtain funding when needed, we may be required to delay, limit, reduce or terminate some or all of our research and product development, product portfolio expansion or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

We lease certain assets under noncancelable operating leases, which expire through 2029. The leases relate primarily to office space. As of September 30, 2025, aggregate future minimum commitments under these office leases are $3.3 million through 2029, excluding any related common area maintenance charges and real estate taxes.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in the Annual Report except as disclosed below:

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

Additionally, we record receivables for insurance recoveries relating to litigation-related losses and expenses if and when such amounts are covered by insurance and recovery of such losses or expenses are deemed probable.

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

Interest Rate Sensitivity

Our exposure to market risk relates to our cash, and cash equivalents of $11.9 million as of September 30, 2025. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. Some of the financial instruments in which we invest could be subject to market risk where the interest rates may cause the value of the instruments to fluctuate. To minimize this risk, we intend to maintain a portfolio which may include cash, cash equivalents and short-term investment securities available-for-sale in a variety of securities.

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

Foreign Currency Sensitivity

Our primary operations are transacted in U.S. Dollars, however, certain service agreements with third parties are denominated in currencies other than the U.S. Dollar, primarily the Euro. As such, we are subject to foreign exchange risk and therefore, fluctuations in the value of the U.S. Dollar against the Euro may impact the amounts reported for expenses and obligations incurred under such agreements. We do not participate in any foreign currency hedging activities and we do not have any other derivative financial instruments. We did not recognize any significant exchange rate gain or loss during the three and nine months ended September 30, 2025. A hypothetical 10% change in foreign exchange rates during any of the periods presented would not have a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2025, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management has implemented the above enhanced internal controls in the first quarter of 2025 as part of its plan to remediate the material weakness. Management has determined that these controls operated effectively in the first two quarters of 2025 and concluded that material weakness was fully remediated as of June 30, 2025. Management further determined that the enhanced control operated effectively for the three months ended September 30, 2025.

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

Changes in Internal Control over Financial Reporting

We have taken the appropriate actions to remediate material weakness relating to internal control over financial reporting as described above. Except as discussed above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Class Action Litigation

On December 17, 2024, a purported stockholder filed a putative class action lawsuit against the Company and certain current and former Company officers and directors in the United States District Court for the Southern District of New York (Alexandru v. Applied Therapeutics, Inc., et al., No. 1:24-cv-09715). The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder by making false and/or misleading statements between January 3, 2024 to December 2, 2024 in connection with the Company’s NDA to the FDA for govorestat for the treatment of Classic Galactosemia, and seeks unspecified damages. On December 27, 2024, another purported stockholder filed a putative class action lawsuit against the Company and a former Company officer and director in the United States District Court for the Southern District of New York (Ikram v. Applied Therapeutics, Inc., et al., No. 1:24-cv-09973). The complaint alleges claims substantially similar to those alleged in the Alexandru action and also seeks unspecified damages. On February 18, 2025, several purported stockholders filed motions seeking to consolidate the Alexandru and Ikram actions and seeking appointment as lead plaintiff in the consolidated action. On March 11, 2025, the court consolidated the Alexandru and Ikram actions (In re Applied Therapeutics Securities Litigation, No. 1:24-cv-9715) and appointed a lead plaintiff and lead counsel. On May 2, 2025, lead plaintiff filed a consolidated amended complaint. On May 23, 2025, the Company filed an answer to the consolidated amended complaint and the individual defendants filed motions to dismiss. On June 13, 2025, lead plaintiff filed a second amended complaint and the court issued a scheduling order setting deadlines for pretrial proceedings, including discovery. On June 27, 2025, the Company filed an answer to the second amended complaint and the individual defendants filed motions to dismiss. Briefing on the motions to dismiss concluded on July 18, 2025, and the motions remain pending.

On August 22, 2025, the parties notified the court that they had reached a settlement in principle and filed a joint letter motion requesting that the court stay all proceedings to allow the parties to finalize documentation of the settlement. On August 26, 2025, the court granted the joint letter motion. The settlement contemplates a $15 million payment on behalf of the defendants, all of which is expected to be covered by the Company’s insurance carriers, and the issuance of warrants to purchase 1,000,000 shares of common stock, par value $0.0001 per share, of the Company, subject to court approval. The lead plaintiff filed a motion for preliminary approval with the court on November 4, 2025. There can be no assurance that the settlement will be granted preliminary and final approval by the court.

Shareholder Derivative Litigation

On January 31, 2025, a purported stockholder filed a derivative action in the United States District Court for the Southern District of New York (Hassine v. Shendelman, et al., No. 1:25-cv-00935) (the “Hassine Action”). The complaint purports to assert derivative claims against certain current and former Company officers and directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act. The complaint seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct, as well as declaratory, equitable, and monetary relief, including attorneys’ fees and other costs. The derivative action is based substantially on the same facts alleged in the consolidated action described above. On March 4, 2025, plaintiff and the Company filed a joint stipulation seeking to temporarily stay the derivative action. On March 5, 2025, the court so-ordered the stipulation, thereby temporarily staying the derivative action.

On August 28, 2025, the parties notified the court that the parties had reached an agreement in principle on the material terms of a settlement involving the Company’s implementation of corporate governance reforms, subject to court approval, and that the parties were continuing to engage in negotiations of the fees to be paid to plaintiff’s counsel by the Company’s insurance carriers.

On September 19, 2025, a purported stockholder filed a derivative action in the Supreme Court of the State of New York, County of New York (Kalantari, et al. v. Shendelman, et al., No. 0655600/2025) (the “Kalantari Action”). The complaint purports to assert derivative claims against certain current and former Company officers and directors for breach of fiduciary duty, unjust enrichment and waste of corporate assets. The Kalantari Action is based substantially on the same facts alleged in the consolidated action and Hassine Action described above. The complaint seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct, as well as declaratory, equitable, and monetary relief, including attorneys’ fees and other costs. The defendants have not yet responded to the complaint.

On October 21, 2025, the parties in the Hassine Action notified the United States District Court for the Southern District of New York that the parties in both the Hassine and Kalantari Actions were working to negotiate a settlement with the aim of reaching a global agreement to resolve both actions. There can be no assurance that the parties will be able to reach agreement on the terms of a settlement, or that if the parties reach an agreement, the settlement will be granted preliminary and final approval.

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

Since inception in January 2016, we have incurred significant operating losses. Our net loss was $105.6 million and $119.8 million for the years ended December 31, 2024, and 2023, respectively and $62.1 million and $149.6 million for the nine months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $636.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Since inception, we have devoted substantially all of our efforts to research and preclinical and clinical development of our product candidates, organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and conducting clinical trials. To date, we have never obtained regulatory approval for, or commercialized, any drugs. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year-to-year. We anticipate that our expenses will increase substantially if, and as, we:

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

Furthermore, we have incurred and likely will continue to incur additional costs associated with the Complete Response Letter we received from the FDA in November 2024 for the NDA we submitted for govorestat for the treatment of Classic Galactosemia, the Warning Letter related to the Phase 2/3, ACTION-Galactosemia Kids study, the departure of our founder and CEO and securities-related class action litigation and derivative litigation, including significant legal, accounting, investor relations and other expenses.

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

The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2024 includes an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents were $11.9 million at September 30, 2025. We will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Additionally, we may encounter unforeseen expenses, including in connection with reevaluating our product candidates and potential new trials. Given our planned expenditures for the next several years, we have concluded, and our independent registered public accounting firm has agreed with our conclusion that there is still a substantial doubt regarding our ability to continue as a going concern for a period of 12 months beyond the filing of this Quarterly Report on Form 10-Q. Any such inability to continue as a going concern may result in our stockholders losing their entire investment. There is no guarantee that we will become profitable or secure additional financing on acceptable terms.

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

We have previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. For example, in connection with the audit of our financial statements for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting related to deficiencies in our controls over the financial statement close process, which was fully remediated as of March 31, 2024. In addition, as further described in Part I, Item 4 above and in Part II, Item 9A, in the Annual Report, in connection with the audit of our financial statements for the year ended December 31, 2024, we identified a material weakness related to deficiencies in the principles associated with the information and communication component of the COSO framework. During the first half of 2025, our management developed and implemented a remediation plan to address such material weakness. Based on the implementation of this remediation plan, we have concluded that the material weakness was remediated as of June 30, 2025.

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

As of September 30, 2025, we had $11.9 million in cash and cash equivalents. We will need to obtain substantial additional funding in connection with our continuing operations and planned research and clinical development activities. Additionally, we may encounter unforeseen expenses, including in connection with reevaluating our product candidates and potential new trials. There is no assurance that we will be able to obtain such additional financing on favorable terms or at all, or to fund our operations beyond that point. Our future capital requirements will depend on many factors, including:

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
•
the effects of unfavorable macroeconomic trends, including inflation and fluctuating interest rates, capital market disruptions, changes in U.S. governmental agencies, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and potential economic slowdowns or recessions;
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

In addition, our ability to access additional capital has and will be affected by the decrease in our common stock trading price and the Complete Response Letter for the govorestat NDA for Classic Galactosemia and the Warning Letter we received from the FDA which may have damaged our reputation, which have caused the price of our common stock to fluctuate significantly and/or decline significantly. Also, adverse macroeconomic conditions or market volatility resulting from national or global economic developments, political unrest, high inflation, fluctuating interest rates, international tariffs, changes in international trade relationships and military conflicts, such as the ongoing conflict between Russia and Ukraine, potential for significant changes in U.S. policies or regulatory environment or other factors, could materially and adversely affect our business operations. Sanctions imposed by the U.S. and other countries in response to such conflicts may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. For example, the U.S. has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher tariffs applicable to imports from many countries, which have resulted in other countries imposing additional tariffs on imports from the U.S., and is likely to continue to result in more retaliatory tariffs. On April 9, 2025, the U.S. announced a temporary pause on its tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur. For instance, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. In addition, any deterioration in the macro-economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or planned business operations and our current or projected results of operations and financial condition. Also, current inflationary trends in the global economy may impact salaries and wages, costs of goods and transportation expenses, among other things, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures may create market and economic instability.

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

In order to realize the future tax benefits of our NOL carryforwards, we must generate taxable income, of which there is no assurance. Accordingly, we have provided a full valuation allowance for deferred tax assets as of September 30, 2025 and December 31, 2024.

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

We received a Complete Response Letter from the FDA for our NDA for govorestat (AT-007) for the treatment of Classic Galactosemia, one of our lead product candidates, and we are currently evaluating our development program for Classic Galactosemia and SORD Deficiency, and do not currently know if govorestat will ever receive regulatory approval for any indication, which is necessary before it can be commercialized.

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

Our other indications and development stage programs are in various stages of development. In light of recent regulatory developments, we plan to meet with the FDA to align on a regulatory path forward. There is no guarantee that the FDA will agree with this strategy, and the agency may require additional costly preclinical or clinical trials to support an NDA. There is also the risk that these additional trials will not be successful.

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

Recently, federal agencies in the U.S. were operating under a federal government shutdown from October 1, 2025 to November 12, 2025. While the U.S. government has reopened, it is uncertain how the most recent shutdown and future shutdowns will affect our business and operations. In addition, the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products and National Institutes of Health (“NIH”)’s ability to conduct and partner with industry on important research can be affected by a variety of factors, including government budget and funding levels, payment of user fees and reauthorization of user fee programs, staffing and other resource limitations, ability to hire and retain key personnel, layoffs, as well as statutory, regulatory and policy changes. In addition, funding of other government agencies that support research and development activities that pertain to FDA review, such as research to understand new technologies or establish new standards, is subject to the political process, which is inherently fluid and unpredictable. Such government agencies also have been subject to reductions in funding and downsizing of agency staffing levels, which could materially impact our business and operations. .

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

There remains substantial uncertainty as to how regulatory reform measures being implemented by the current U.S. administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC and U.S. Patent and Trademark Office (“USPTO”), on which our operations rely. For example, over the last several years, the U.S. government has shut down several times, including beginning on October 1, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. In addition, the current U.S. administration has proposed substantial reductions in force at various government agencies that, if applied in a material way, could significantly reduce the FDA’s and other agencies’ capacities to perform their functions in a manner consistent with past practices. If a widespread freeze on federal funding occurs in the future, or if the FDA, NIH, SEC or the USPTO experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issues licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business and our timelines. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA or other comparable regulatory authority, and we may never receive such approvals, particularly following the Complete Response Letter received from the FDA for the NDA for govorestat for the treatment of Classic Galactosemia. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome.

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

Further, we, the FDA or an IRB may suspend our clinical trials or expanded access programs at any time if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including the FDA’s GCP regulations, that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our investigational new drug applications ("INDs") or the conduct of these trials. In November 2024, the FDA issued a Complete Response Letter for our NDA seeking approval of govorestat for the treatment of Classic Galactosemia citing deficiencies in the clinical application. We cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be negatively impacted, and our ability to generate revenues from our product candidates may be delayed.

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

We do not currently have the ability to independently conduct any clinical trials. We have relied and intend to rely on CROs, clinical investigators and clinical trial sites to ensure the proper and timely conduct of our preclinical studies, clinical trials and expanded access programs, and we expect to have limited influence over their actual performance. We rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future preclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Following receipt of the Complete Response Letter and Warning Letter, a putative class action lawsuit was filed against us and certain of our current and former officers and directors on December 17, 2024, in the United States District Court for the Southern District of New York and is captioned Alexandru v. Applied Therapeutics, Inc., et al., No. 24-cv-09715. On December 27, 2024, another purported stockholder filed a putative class action lawsuit against us and a former officer and director in the United States District Court for the Southern District of New York (Ikram v. Applied Therapeutics, Inc., et al., No. 1:24-cv-09973). On March 11, 2025 the court consolidated the actions (In re Applied Therapeutics Securities Litigation, No. 1:24-cv-9715). On August 22, 2025, the parties notified the court that they had reached a settlement in principle and filed a joint letter motion requesting that the court stay all proceedings to allow the parties to finalize documentation of the settlement. On August 26, 2025, the court granted the joint letter motion. The settlement in principle contemplates a $15 million payment on behalf of the defendants, all of which is expected to be covered by our insurance carriers, and the issuance of warrants to purchase 1,000,000 shares of common stock, subject to court approval. On November 4, 2025, lead plaintiff filed a motion for preliminary approval of the settlement, which remains subject to court approval. There can be no assurance that the settlement will be granted preliminary and final approval by the court.

In addition, on January 31, 2025, certain of our current and former officers and directors were named as defendants in a shareholder derivative action filed in the United States District Court for the Southern District of New York (Hassine v. Shendelman, et al., No. 1:25-cv-00935) (the “Hassine Action”). The complaint seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct, as well as declaratory, equitable, and monetary relief, including attorneys’ fees and other costs. The derivative action is based substantially on the same facts alleged in the consolidated action described above. On September 19, 2025, a purported stockholder filed a derivative action in the Supreme Court of the State of New York, County of New York (Kalantari, et al. v. Shendelman, et al., No. 0655600/2025) (the “Kalantari Action”). The Kalantari Action is based substantially on the same facts alleged in the consolidated action and Hassine Action described above. The complaint seeks to implement reforms to the Company’s corporate governance and internal procedures and to recover on behalf of the Company for any liability the Company might incur as a result of the individual defendants’ alleged misconduct, as well as declaratory, equitable, and monetary relief, including attorneys’ fees and other costs. The defendants have not yet responded to the complaint.

On October 21, 2025, the parties in the Hassine Action notified the United States District Court for the Southern District of New York that the parties in both the Hassine and Kalantari Actions were working to negotiate a settlement with the aim of reaching a global agreement to resolve both actions. There can be no assurance that the parties will be able to reach agreement on the terms of a settlement, or that if the parties reach an agreement, the settlement will be granted preliminary and final approval.

Please refer to “Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information about these pending legal proceedings.

The outcome of litigation is necessarily uncertain, and we cannot predict the outcome of these pending legal proceedings. An unfavorable outcome in any such proceeding could have an adverse impact on our business, financial condition, results of operations and cash resources. Although we maintain liability insurance, we may not be successful in having any such lawsuits dismissed or settled within the limits of our insurance coverage. If any judgment or settlement against us and costs or expenses associated with these pending legal proceedings exceed our insurance coverage or insurance coverage is denied, we may be forced to bear some or all of these costs and expenses directly, which could be substantial and could have a material adverse effect on our business, our stock price, cash flow, results of operations and financial condition.

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

We have changes to our board and our executive management. These changes may create uncertainty and, more generally, if we are unable to attract and retain qualified management, clinical and scientific personnel, our business will be harmed.

Over the last few years, we have experienced changes to our senior management team and board, including the departures of our Executive Chairman and chairman of the board, John H. Johnson, on November 9, 2025 and our founder, President, Chief Executive Officer, Secretary and member of the board, Dr. Shoshana Shendelman, on December 19, 2024. Les Funtleyder, our Chief Financial Officer, is serving as Interim Chief Executive Officer while our board conducts a search for a permanent Chief Executive Officer. Changes in our board and senior management and uncertainty regarding pending changes may disrupt our business and investor relationships, increase the likelihood of turnover in other senior management and employees and impair our ability to recruit and retain other needed personnel. Any such disruption or impairment could have an adverse effect on our business.

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

Our future performance will also depend, in part, on our ability to successfully integrate newly hired executive officers into our management team, and our ability to develop an effective working relationship among senior management. Our failure to integrate these individuals and create effective working relationships among them and other members of management could result in inefficiencies in the development and commercialization of our product candidates, harming future regulatory approvals, sales of our product candidates and our results of operations. Additionally, we do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.

If we determine to bring in-house some functions that we are currently outsourcing and if we commercialize any of our product candidates we may experience difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2025, we had 28 full‑time employees. As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks of unauthorized access and cyber-attacks have increased as most of our personnel, and the personnel of many third-parties with which we do business, have adopted remote working arrangements as a result of the COVID-19 pandemic, and may increase as a result of ongoing hostilities between Russia and Ukraine. Related sanctions, export controls or other actions may be initiated by nations including the U.S., the EU or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business, our CROs, CMOs and other third parties with which we conduct or in the future may conduct business. Further, state-sponsored cyberattacks could expand as part of the conflict, which would adversely affect our and our suppliers’ ability to maintain or enhance key cybersecurity and data protection measures. Improper or inadvertent employee behavior, including data privacy breaches by employees, contractors and others with permitted access to our systems, may also pose a risk that sensitive data may be exposed to unauthorized persons or to the public. If a system failure or security breach occurs and interrupts our operations or the operations at one of our third-party vendors, it could result in intellectual property and other proprietary or confidential information being lost or stolen or a material disruption of our drug development programs. For example, the loss of clinical trial data from ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data, or disruption of the manufacturing process, we could incur liability and the further development of our drug candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information and/or our financial information and adversely affect our business or reputation or result in legal or regulatory proceedings. In addition, if a ransomware attack or other cyber-attack occurs, either internally or at our third-party vendors, we could be prevented from accessing our systems or data, which may cause interruptions or delays in our business, cause us to incur remediation costs or subject us to demands to pay ransom, or adversely affect our business reputation.

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
•
the departure of our Executive Chairman and our founder and CEO and other changes to our senior management team and board;
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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad, including the impact of high inflation, fluctuating interest rates, the current U.S. administration and accompanying regulatory activities and economic policies; and
•
investors’ general perception of us and our business.

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

On August 13, 2025, we received a notice (the “Extension Notice”) from Nasdaq informing us that Nasdaq has granted us an additional 180 calendar days, or until February 2, 2026, to regain compliance with the Bid Price Requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In connection with the Extension Notice, the listing of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective as of August 15, 2025. The Extension Notice had no other immediate effect on the listing of our common stock.

If at any time before the Compliance Date, the bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Nasdaq Listing Qualifications Department staff will provide written notification to us that we are in compliance with the minimum bid price rule, unless the staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules. If we do not regain compliance with the minimum bid price rule by the Compliance Date, Nasdaq will provide written notification that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. There can be no assurance that, if we do appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the minimum bid price rule. These options include, but are not limited to, effecting a reverse stock split, if necessary, to attempt to regain compliance.

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

We expect that we will need significant additional capital in the future to continue our planned operations, including conducting clinical trials, commercialization efforts if we are able to obtain marketing approval of any of our current or future product candidates, research and development activities, and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time, subject to certain restrictions described below. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2025, we had outstanding 144,300,674 shares of common stock. A substantial number of such shares are currently restricted as a result of securities laws or lock‑up agreements but will be able to be sold in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended September 30, 2025, no officer or director of the Company (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 6. Exhibits.

Exhibit Number	Description
31.1

Rule 13a-14(a)/15d-14(a) Certification under the Exchange Act by Les Funtleyder, Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer).

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

APPLIED THERAPEUTICS, INC.

Date: November 13, 2025	By:	/s/ Les Funtleyder
Les Funtleyder
Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive and Financial Officer)